Form 10QSB/A
period 2007-04-30
AUROR CAPITAL CORP
filed 2007-08-24
CIK 1397951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [X]  No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,112,500 shares of common stock as of June 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

EXPLANATORY NOTE

Auror Capital Corp. has filed this Amendment No. 1 to Form 10-QSB to amend its quarterly report for the six months ended April 30, 2007 to indicate that it is a “shell company”, as defined in the Rule 12b-2 of the Securities Exchange Act of 1934.

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

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the SEC on May 14, 2007
(2)	Filed as an exhibit to this Amendment No. 1 to Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUROR CAPITAL CORP.

By:	/s/ Ian McBean
Ian McBean
Chief Executive Officer and Chief Financial Officer
Date: August 21, 2007