Form 10QSB
period 2007-07-31
AUROR CAPITAL CORP
filed 2007-09-20
CIK 1397951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2007

[ ]	Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number:     000-52664

AUROR CAPITAL CORP.
(Name of small business issuer as specified in its charter)

NEVADA	98-0534436
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

2466 West 12th Avenue
Vancouver, British Columbia V6K 2P1
(Address of principal executive offices)

604-787-4860
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No[   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ X ] No[   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,112,500 shares of common stock as of September 18, 2007.

Transitional Small Business Disclosure Format (check one): Yes[   ] No[ X ]

AUROR CAPITAL CORP.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
July 31, 2007
INDEX

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

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The following interim financial statements of Auror Capital Corp. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page

Balance Sheets as at July 31, 2007 (unaudited) and October 31, 2006 (audited)	F-1

Statement of Operations and Statement of Comprehensive Loss for the three and nine months ended July 31, 2007 and for the period from incorporation (March 16, 2006) to July 31, 2007 (unaudited)	F-2

Statement of Cash Flows for the three and nine months ended July 31, 2007 and for the period from incorporation (March 16, 2006) to July 31, 2007 (unaudited)	F-3

Notes to Consolidated Financial Statements	F-4 to F-8

AUROR CAPITAL CORP.
(An Exploration Stage Company)

THIRD QUARTER INTERIM FINANCIAL STATEMENTS

JULY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

AUROR CAPITAL CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	JULY 31	OCTOBER 31
	2007	2006

ASSETS

Current
Cash	$57,302	$68,003
Prepaids	13,750	-
	71,052	68,003

Mineral Property Acquisition Costs	4,582	4,582

	$75,634	$72,585

LIABILITIES

Current
Accounts payable and accrued liabilities	$14,286	$7,139

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
5,000,000 preferred stock with a par value of $0.001
per share

Issued:
7,112,500 common shares at July 31, 2007
6,750,000 common shares at October 31, 2006	7,112	6,750

Additional Paid-In Capital	104,138	68,250
Share Subscriptions Received	-	3,000
Accumulated Other Comprehensive Gain (Loss)	4,013	(262)
Deficit Accumulated During The Exploration Stage	(53,915)	(12,292)
	61,348	65,446

	$75,634	$72,585

The accompanying notes are an integral part of these financial statements.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	NINE	INCEPTION
	MONTHS	MONTHS	MARCH 16
	ENDED	ENDED	2006 TO
	JULY 31	JULY 31	JULY 31
	2007	2007	2007

Revenue	$-	$-	$-

Expenses
Exploration expenses	2,619	6,210	9,524
General and administrative	8,256	8,870	9,797
Professional fees	14,153	26,544	34,594

Net Loss For The Period	$(25,028)	$(41,624)	$(53,915)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number Of Common
Shares Outstanding	7,112,500	7,036,478

STATEMENT OF COMPREHENSIVE LOSS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	NINE	INCEPTION
	MONTHS	MONTHS	MARCH 16
	ENDED	ENDED	2006 TO
	JULY 31	JULY 31	JULY 31
	2007	2007	2007

Other Comprehensive Loss
Net loss for the period	$(25,028)	$(41,624)	$(53,915)
Foreign currency translation adjustment	2,262	4,275	4,013

Total Comprehensive Loss	$(22,766)	$(37,349)	$(49,902)

Prior year comparative figures are not presented because the Company was incorporated on March 16, 2006.

The accompanying notes are an integral part of these financial statements.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	NINE	INCEPTION
	MONTHS	MONTHS	MARCH 16
	ENDED	ENDED	2006 TO
	JULY 31	JULY 31	JULY 31
	2007	2007	2007

Cash (Used In) Operating Activities
Net loss for the period	$(25,028)	$(41,624)	$(53,915)
Changes in non-cash operating working capital
items:
Prepaids	(13,750)	(13,750)	(13,750)
Accounts payable and accrued liabilities	10,300	7,148	14,286
	(28,478)	(48,226)	(53,379)

Cash Provided By Investing Activity
Mineral property acquisition costs	-	-	(4,582)

Cash Provided By Financing Activities
Issuance of common stock	-	36,250	111,250
Share subscription received	-	(3,000)	-
	-	33,250	111,250

Foreign Exchange Effect On Cash	2,262	4,275	4,013

Increase (Decrease) In Cash	(26,216)	(10,701)	57,302

Cash, Beginning Of Period	83,518	68,003	-

Cash, End Of Period	$57,302	$57,302	$57,302

Supplemental Disclosure Of Cash Flow
Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Prior year comparative figures are not presented because the Company was incorporated on March 16, 2006.

The accompanying notes are an integral part of these financial statements.

AUROR CAPITAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007

(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These third quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form SB-2 for the period ended October 31, 2006. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form SB-2 for the period ended October 31, 2006, has been omitted. The results of operations for the nine month period ended July 31, 2007 are not necessarily indicative of results for the entire year ending October 31, 2007.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $53,915 for the period from March 16, 2006 (inception) to July 31, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

AUROR CAPITAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007

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

AUROR CAPITAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007

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

In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At July 31, 2007, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

AUROR CAPITAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007

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

During the period ended October 31, 2006, the Company entered into a purchase agreement to acquire an undivided 100% interest in a mineral claim (known as the “Katrina”) located in the Province of British Columbia. The consideration was $4,582 (CDN$5,000) cash paid on execution of the agreement.

4.	SHARE CAPITAL

On March 16, 2006, the Company issued 5,000,000 common shares to the Company’s founder at a price of $0.001 per share.

Pursuant to a private offering, on June 26, 2006, the Company issued 1,750,000 common shares at a price of $0.04 per share.

AUROR CAPITAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007

(Unaudited)
(Stated in U.S. Dollars)

4.	SHARE CAPITAL (Continued)

On December 12, 2006, pursuant to a private placement, the Company sold 265,500 shares of its common stock at $0.10 per share for cash.

On February 7, 2007, pursuant to a private placement, the Company issued 97,000 common shares at $0.10 per share for cash.

The Company has no stock option plan, warrants or other dilutive securities.

5.	COMPARATIVE FIGURES

Certain prior period comparative figures have been reclassified to conform to the financial statement presentation adopted for 2007.

Item 2.	Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended July 31, 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the three and nine months ended July 31, 2007.

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

We acquired the Katrina mineral claims on April 28, 2006. We have obtained a geological report on our Katrina mineral claim that has recommended a five phase exploration program on our property. We have completed an initial phase and the two stages comprising the second phase of this recommended exploration program. We received a geological report on the results of the second stage of the second phase of our exploration at the end of August 2007. This geological report concluded that the results of the second stage of the second phase were successful in that there was confirmation of a potential geologically significant mineral zone structure and recommended that we proceeded to a first stage of the third phase of the exploration program. We have determined to proceed as recommended in the geological report and anticipate that we will commence the third phase of the exploration program by the end of our current fiscal year. We plan to continue exploration of our mineral claims for so long as the results of the geological exploration that we complete indicate the further exploration of our mineral claims is recommended and we have sufficient financing.

The estimated cost of this five phase exploration program is $91,000. As at July 31, 2007, we had cash of $57,302 and working capital of $56,766. Based on these financial resources, we have sufficient funds to enable us to complete the initial four phases of our exploration program. We will, however, require additional financing in order to complete the fifth phase of exploration of our mineral claims and any additional exploration required to determine whether any mineral deposit exists on our minerals claims. Even if we determine that a mineral deposit exists on our mineral claims, an economic evaluation must be completed before the economic viability of commercial exploitation of our mineral claims could be completed. Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation. There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

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

Plan of Operations

We have not earned revenues to date. Our plan of operations is as described below:

1.        We have determined to proceed with the first stage of the third phase of the recommended exploration program on our Katrine mineral claims based on the geological report received by us in August 2007. Phase three will consist of a two stage general and detailed examination of potential exploration sites and is estimated to cost approximately $10,000. We expect to commence the first stage of the third phase of our exploration program in the fall of 2007, depending on the availability of our consulting geologist.

2.        If warranted by the results of phase three, we intend to proceed with phase four of our recommended exploration program. Phase four is estimated to cost $18,000 and will be comprised of a test diamond drilling program. We anticipate that we will have sufficient funding in order to conduct the phase four drilling program.

3.        We anticipate spending approximately $1,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $12,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

4.        We anticipate spending approximately $40,000 in complying with our obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of our financial statements and completing our annual report, quarterly report, current report and proxy statement filings with the Securities and Exchange Commission (the “SEC”).

As at July 31, 2007, we had cash reserves of $57,302 and working capital of $56,766. We anticipate that our cash and working capital will be sufficient to enable us to complete phases three and four of our exploration program, to pay for the professional fees relating to our obligations as a reporting company under the Securities Exchange Act of 1934 and our general and administrative expenses for the next twelve months. However, our ability to complete phase five of the recommended work program will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

During the twelve month period following the date of this quarterly report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase three of our exploration program. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund phase five of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of phase five. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations

We may consider entering into a joint venture arrangement to provide the required funding to develop the mineral claims. We have not undertaken any efforts to locate a joint venture partner for the mineral claims. Even if we determined to pursue a joint venture partner, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of our mineral claims. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to the joint venture partner.

Critical Accounting Policies

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $53,915 for the period from March 16, 2006 (inception) to July 31, 2007, and has no sales. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Exploration Stage Activities

We have been in the exploration stage since its formation and have not yet realized any revenues from its planned operations. We are an exploration stage company as defined in the SEC Industry Guide No. 7.

Results Of Operations – Three and Nine months ended July 31, 2007

References to the discussion below to fiscal 2007 are to our current fiscal year which will end on October 31, 2007. References to fiscal 2006 are to our fiscal year ended October 31, 2006.

			Cumulative
			Period from
	Three Months	Nine Months	Inception
	Ended July 31,	Ended July 31,	March 16, 2006
	2007	2007	to July 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-

Expenses
Exploration expenses	2,619	6,210	9,524
General and administrative	8,256	8,870	9,797
Professional fees	14,153	26,544	34,594

Net Loss For The Period	$(25,028)	$(41,624)	$(53,915)

Revenues

We have had no operating revenues since our inception on March 16, 2006 through to the period ended July 31, 2007. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Exploration Expenses

We have incurred a total of $9,524 in exploration expenses from the period from March 16, 2006 (date of incorporation) through to the period ended July 31, 2007. Exploration expenses include amounts that we pay to our consulting geologist, Laurence Sookochoff, in connection with the completion of exploration activities carried out on our mineral claim.

General and Administrative

We incurred a total of $9,797 in general and administrative expenses from the period from March 16, 2006 (date of incorporation) through to the period ended July 31, 2007.

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

Liquidity And Capital Resources

We had cash of $57,302 and working capital of $56,766 as at July 31, 2007, compared to cash of $68,003 and a working capital of $60,864 as at October 31, 2006.

Plan Of Operations

We estimate that our total expenditures over the next twelve months will be approximately $85,000, as outlined above under the heading “Plan of Operations”. We anticipate that our cash and working capital will be sufficient to enable us to complete phases three and four of our exploration program, to pay for the professional fees relating to our obligations as a reporting company under the Securities Exchange Act of 1934 and our general and administrative expenses for the next twelve months. However, our ability to complete phase five of the recommended work program will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves. We anticipate that our cash and working capital will be sufficient to enable us to sustain our operations for the next twelve months, provided that we do not complete phase five during this period. If we determine to proceed with phase five during the next twelve months, then we will require additional financing.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $53,379 during the period from our inception on March 16, 2006 through to July 31, 2007 and $48,226 during the nine months ended July 31, 2007. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

We used cash in investing activities in the amount of $4,582 during the period from our inception on March 16, 2006 through to July 31, 2007, which amount was attributable to our purchase of the Katrina mineral claim, and $nil during the nine months ended July 31, 2007.

Cash from Financing Activities

We generated cash from financing activities in the amount of $111,250 during the period from our inception on March 16, 2006 through to July 31, 2007 and $33,250 during the nine months ended July 31, 2007. Cash generated by financing activities is attributable to the private placement financings of our common stock that we have completed since our incorporation.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Ian McBean. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

During the fiscal quarter ended July 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended July 31, 2007.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during the three months ended July 31, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended July 31, 2007.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

Exhibit
Number	Description of Exhibit

3.3	Amended and Restated By-Laws (2)

5.1	Opinion of Lang Michener LLP, with consent to use, regarding the legality of the securities being registered (1)

10.1	Bill of Sale dated April 28, 2006 between Auror Capital Corp. and Laurence Sookochoff (1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (3)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the SEC on May 14, 2007

(2)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on July 13, 2007.

(3)	Filed as an exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUROR CAPITAL CORP.

By:	/s/ Ian McBean
__________________________________
Ian McBean
Chief Executive Officer and Chief Financial Officer
Date: September 20, 2007