Form 10KSB
period 2007-10-31
AUROR CAPITAL CORP
filed 2008-02-13
CIK 1397951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to________________

Commission file number 000-52664

AUROR CAPITAL CORP.
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2466 West 12th Avenue
Vancouver, British Columbia Canada	V6K 2P1
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 604.787.4860

Securities registered under Section 12(b) of the Exchange Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

State issuer’s revenues for its most recent fiscal year. $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

$211,250 based on a price of $0.10 per share, being the issue price per share of the last private placement of our company in February, 2007. The aggregate market value as determined by the average of bid and ask closing prices is inapplicable due to the fact that the common shares of our company have not traded to date.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]   No   [   ]   N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 7,112,500 common shares as of January 29, 2008

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form
10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities
Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes
(e.g., annual report to security holders for fiscal year ended December 24, 1990). N/A

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED OCTOBER 31, 2007

PART I

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;
  results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;
  mining and development risks, including risks related to accidents, equipment breakdowns, labour disputes or other unanticipated difficulties with or interruptions in production;
  the potential for delays in exploration or development activities or the completion of feasibility studies;
  risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;
  risks related to commodity price fluctuations;
  the uncertainty of profitability based upon our history of losses;
  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;
  risks related to environmental regulation and liability;
  risks that the amounts reserved or allocated for environmental compliance, reclamation, post- closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;
  risks related to tax assessments;
  political and regulatory risks associated with mining development and exploration; and
  other risks and uncertainties related to our prospects, properties and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Auror" mean Auror Capital Corp., unless the context clearly requires otherwise.

ITEM 1. DESCRIPTION OF BUSINESS

General

We were incorporated as Auror Capital Corp. under the laws of Nevada on March 16, 2006. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We are the owner of the Katrina mineral claim which is located in the Kamloops Mining Division of the Province of British Columbia, Canada.

Our plan of operation is to carry out preliminary exploration work on our Katrina mineral claim in order to ascertain whether our mineral claim warrants advanced exploration to determine whether it possesses commercially exploitable deposits of gold, silver, copper and/or zinc. We will not be able to determine whether or not our mineral claim contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

We obtained a geological report on our Katrina mineral claim that has recommended a five phase exploration program on our property. We have completed an initial phase and the two stages comprising the second phase of our recommended exploration program. We received a geological report on the results of the second stage of the second phase of our exploration at the end of August 2007. This geological report concluded that the results of the second stage of the second phase were successful in that there was confirmation of a potential geologically significant mineral zone structure and recommended that we proceed to a first stage of the third phase of the exploration program. We have determined to proceed as recommended in the geological report and anticipate that we will commence the third phase of the exploration program by the end of our second quarter. We plan to continue exploration of our mineral claims for so long as the results of the geological exploration that we complete indicate the further exploration of our mineral claims is recommended and we have sufficient financing.

We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We will not generate revenues even if our exploration program indicates that a mineral deposit may exist on our mineral claims. Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue our exploration activities.

Recent Corporate Developments

Since the commencement of our fiscal year which ended October 31, 2007, we experienced the following significant corporate developments:

1.

We received a geological report from our consulting geologist on the results of the second stage of the second phase of our exploration at the end of August 2007. This geological report concluded that the results of the second stage of the second phase were successful in that there was confirmation of a potential geologically significant mineral zone structure and recommended that we proceed to a first stage of the third phase of the exploration program. We have determined to proceed as recommended in the geological report and anticipate that we will commence the third phase of the exploration program by the end of our second quarter. We plan to continue exploration of our mineral claims for so long as the results of the geological exploration that we complete indicate the further exploration of our mineral claims is recommended and we have sufficient financing.

2.	In October, 2007 our common stock was quoted for trading on the US OTC Bulletin Board under the symbol “AROC”

3.	Effective September 26, 2007, Telford Sadovnick, P.L.L.C., Certified Public Accountants resigned as principal independent registered public accounting firm of our company. Subsequently on December 11, 2007, we engaged Jorgensen & Co. as our principal independent registered public accounting firm.

4.

We completed an offering of 366,500 shares of our common stock at a price of $0.10 per share to a total of twenty-three (23) purchasers on December 12, 2006 and February 7, 2007 for total proceeds of $36,650. Of these shares, 265,500 were issued on December 12, 2006 and 101,000 were issued on February 7, 2007. We completed this offering pursuant to Rule 903 of Regulation S of the Securities Act. Each sale of shares was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) each investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

Katrina Mineral Claim

We acquired the Katrina mineral claim from Laurence Sookochoff in consideration for the purchase price of $4,582 pursuant to a Bill of Sale dated April 28, 2006. The Katrina mineral claim is comprised of 24 cells totaling 810 acres (489 hectares) located within the Kamloops Mining Division in the Province of British Columbia, Canada.

Competition

We are a junior mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We will also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We will also be competing with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Compliance with Government Regulation

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia, Canada. The main agency that governs the exploration of minerals in the Province of British Columbia, Canada, is the Ministry of Energy and Mines.

The Ministry of Energy and Mines manages the development of British Columbia's mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to us is the Mineral Tenure Act, administered by the Mineral Titles Branch of the Ministry of Energy and Mines, and the Mines Act, as well as the Health, Safety and Reclamation Code and the Mineral Exploration Code.

The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in British Columbia. The Mineral Tenure Act also governs the issuance of leases which are long term entitlements to minerals, designed as production tenures. The Mineral Tenure Act does not apply to minerals held by crown grant or by freehold tenure.

All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the Chief Inspector of Mines, to inspect mines, the procedures for obtaining permits to commence work in, on or about a mine and other procedures to be observed at a mine. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Permitting would not be required for the initial exploration; however, a permit would be required for exploration that involves surface disturbance such as trenching or diamond drilling, the cost of which would be the charge for the preparation of the permitting and a security deposit of $1,000.00 (one thousand dollars). The security deposit would be refunded upon the reclamation of the disturbed areas.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests. Items such as waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

British Columbia law requires that a holder of title to mineral claims must spend at least CDN$4 per hectare per year in order to keep the property in good standing. Thus, the annual cost of compliance with the Mineral Tenure Act with respect to our Katrina mineral claim is presently approximately CDN$1,956 (equivalent to $1,960.50 based on an exchange rate of CDN$0.9977 to $1.00 as of January 29, 2008) per year. The Katrina mineral claim is in good standing with the Province of British Columbia until September 8, 2008, therefore exploration work with a minimum value of CDN$1,956 for the property is required before the 17th of every November. If we do not complete this minimum amount of exploration work by September 8, 2008, we will (on behalf of the claim owner) be required to pay a fee in lieu of exploration work in the amount of CDN$4 per hectare, or CDN$1,956 in total, to the Province of British Columbia.

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or on us in the event a potentially economic deposit is discovered.

Prior to undertaking mineral exploration activities, we must make application under the British Columbia Mines Act for a permit, if we anticipate disturbing land. A permit is issued within 45 days of a complete and satisfactory application. We do not anticipate any difficulties in obtaining a permit, if needed. The initial exploration activities on our optioned claims do not involve ground disturbance and as a result do not require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

  water discharge will have to meet drinking water standards;
  dust generation will have to be minimal or otherwise re-mediated;
  dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;
  an assessment of all material to be left on the surface will need to be environmentally benign;
  ground water will have to be monitored for any potential contaminants;
  the socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and
  there will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Employees

Currently our only employee is our sole director and officer. We do not expect any material changes in the number of employees over the next 12 month period. We intend to retain independent geologists and consultants on a contract basis to conduct the work programs on the mineral property in order to carry out our plan of operations.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

ITEM 2. DESCRIPTION OF PROPERTY.

Executive Offices

Our executive offices are located at 2466 West 12th Avenue, Vancouver, British Columbia V6K 2P1, Canada. Mr. Ian McBean, our sole director and officer, currently provides this space to us free of charge. This space may not be available to us free of charge in the future.

Katrina Property

We acquired the Katrina mineral claim for a purchase price of $4,582 on April 28, 2006 from Mr. Laurence Sookochoff. We obtained a geological report prepared by Mr. Sookochoff entitled “Geological Evaluation Report on the Katrina Mineral Claim” and dated April 24, 2006 in connection with the acquisition of the property. The following information regarding the Katrina mineral is based on this geological report and subsequent geological reports delivered by Mr. Sookochoff.

Property Description and Ownership Interest

The Katrina mineral claim is comprised of 24 cells totalling 810 acres (489 hectares) located within the Kamloops Mining Division in the Province of British Columbia. Details of the Katrina mineral claim are as follows:

Claim Name	Cells	Tenure No.	Expiry Date
Katrina	24	522352	September 8, 2008

The Katrina mineral claim entitles us to the subsurface mineral rights. We do not have any interest in the surface rights. Mineral claims of this type may be extended either by completing sufficient work and filing a report on the work completed on the mineral property with the British Columbia Ministry of Energy and Mines, or by paying a filing fee in lieu of performing the exploration work. The property is not subject to any royalties, back-in rights, payment or other agreements or encumbrances.

Location, Access, Local Resources, Physiography and Climate

Location and Access

The Katrina property is located 200 miles northeast of Vancouver, a port city at the southwest corner of the Province of British Columbia and the third largest city in Canada, and 25 miles southwest of Kamloops, a city that is the hub for the two main railroad lines in Canada. The Coquihalla 4-lane highway is within three miles to the southeast, and the two-lane paved Logan Lake-Kamloops highway is within two miles north. Secondary roads connecting the two highways pass through the Katrina property. The Katrina property is accessible from the Coquihalla highway to a junction with the Logan Lake highway at the Logan Lake exit. The Logan Lake highway is then taken for approximately eight miles westward to a secondary road which provides access to the Katrina property.

A map showing the location and access to the Katrina mineral claim is provided below:

Local Resources

Logan Lake, 15 miles north west of the property, which provides the infrastructure for the Highland Valley mines, could be a source of experienced and reliable exploration and mining personnel and a supply for most mining related equipment. Kamloops is serviced daily by commercial airline and is a hub for road and rail transportation.

Vancouver, a port city on the southwest corner of, and the largest city in the Province of British Columbia, is four hours distant by road and less than one hour by air from Kamloops.

Physiography and Climate

The property occupies an area characterized by gently sloping hills with elevations ranging from 1,215 to 1,350 metres above sea level. Open meadows alternate with a dense forest of pine, fir and spruce, with very little or no underbrush. The area has a continental climate characterized by cold winters and hot summers. The property is within the British Columiba dry belt.

Sufficient water for all phases of the exploration program could be available from steams, ponds, and lakes within the confines of the property.

Historical Exploration

Regional History

The Kamloops area has been explored for mineral resources since the late 19th century originating with the discovery of gold in Tulameen some 100 km south of Kamloops. Numerous pits, shafts, trenches and adits mark exploration northward to and beyond Kamloops. The exploration resulted in the development and subsequent production from three major mineral deposits: the Similkameen Copper mine at Princeton; the Craigmont mine at Merritt; and the Afton mine at Kamloops.

Prior Exploration of the Katrina Mineral Claim

Vanex Minerals Ltd. acquired claims covering the JHC showing in 1958. They conducted magnetic surveys and physical work under the direction of Hill, Stark and Associates, Consulting Engineers. In 1959 Vanex drilled two holes in the JHC Showing area:

Hole No. 1

This hole was located approximately 3000 feet north of Homfray Lake and was drilled vertically to a depth of 358 feet to test a magnetic high. The lower portion of the hole encountered a silicious, altered grey-green rock with considerable pyrite.

Hole No. 2

This hole was located on the west shore of Homfray Lake and was drilled at minus 45 degrees to a depth of at least 293 feet. Altered volcanics were noted but no mineralization was reported and no reason was given for drilling the hole.

1985-1988 – Western Resources Technologies Inc. completed geological, geochemical and geophysical surveys on the WRT group which presently incorporates the Katrina mineral and the Rhyolite and JHC mineral showings. Exploration work completed by Western Resources Technologies Inc. on the Katrina claim ground was reported as follows:

On the Rhyolite, investigation of a 1987 copper-zinc geochemical anomaly indicated a northwest trending zone of shearing with quartz and carbonate veinlets. Sampling of the zone gave weakly anomalous values of gold, silver, copper and zinc. The flow-pyroclastic contact at the Rhyolite Grid reportedly remains a target for massive sulphide mineralization. As the zone is poorly exposed and of unknown dimensions, several trenches were recommended to be cut across the zone to thoroughly evaluate it. (Crooker, 1988).

Present Condition and Current State of Exploration

The Katrina mineral claim presently does not have any mineral reserves. The property that is the subject of our mineral claim is undeveloped and does not contain any open-pit or underground mines. There is no plant or equipment located on the property that is the subject of the mineral claim.

Geology of the Katrina Mineral Claim

Sookochoff Consultants concluded in their geological report that there are two geologically significant showings of mineralization on the Katrina property, namely the Ryolite showing and the JHC showing. The report further concluded that the Katrina property covers geologically favorable ground for the potential occurrence of stratabound massive sulphide mineralization, as indicated by the mineralization at the Rhyolite showing, or porphyry copper-gold mineralization to depth as indicated by mineralization at the JHC Showing. The mineralization of silver, copper, and zinc and heavy pyrite associated with silicified andesite, rhyodacite and flow-pyroclastics at the Rhyolite showing is good indication for a prospective exploration target for stratabound mineralization. At the JHC showing, the intersection of heavy pyrite in the drill hole testing the magnetometer high may be the pyritic halo to a potential copper porphyry mineralization. The high surface copper values may be indicative of structurally controlled surface seepage of porphyry copper mineralization at depth. Based on these observations, an exploration program on the Katrina property was outlined by Sookodhoff Consultants, as described below.

Our Planned Exploration Program

The geological report of Sookochoff Consultants recommended the completion a five phase preliminary exploration program which is summarized below. We have determined, based on the recommendation of the initial geological report, to proceed with this exploration program.

Phase	Description of Phase of Exploration	Estimated	Status
		Cost
Phase I	Compilation of previous exploration data; analysis of the data, compilation map and report	$ 3,000	Complete

Phase II	a) General field examination of known mineral zones; including geological mapping and sampling	4,000	Complete

	b) Detailed field examination and study of known mineral zones including localized geophysical surveys	5,000	Complete

Phase III	a) General field examination of potential exploration sites; including geological	5,000	To be
	mapping and sampling using the knowledge obtained from the known exploration		commenced during 2nd
			quarter 2008

	b) Detailed field examination of potential exploration sites; including localized	5,000	Subject to
	geophysical surveys		positive
			results from
			Phase III(a)

Phase IV	Test diamond drilling of the targets delineated within the potential exploration	17,000	Subject to positive
	sites		results from
			earlier phase
Phase V	Follow-up diamond drilling	52,000	Subject to
			positive
			results from
			earlier phase
	Total Estimated Cost	$ 91,000.00

Phase One of the Exploration Program

The first phase of the exploration program was comprised of the compilation of previous exploration data on the Katrina property followed by an analysis of the data and the preparation of a compilation map and report on the Katrina property. We engaged Sookochoff Consultants to complete this initial phase of the exploration program. Phase one was completed in the summer of 2006 and we received an updated geological report from Sookochoff Consultants on September 8, 2006.

Phase Two of the Exploration Program

Based on the recommendation in the updated geological report on phase one, we determined to proceed with phase two of the exploration program. Stage one of phase two was again carried out by Sookochoff Consultants. This initial stage of phase two was comprised of general field examination of known mineral zones and included geological mapping and sampling. The first stage of phase two was completed in the fall of 2006 and we received an updated geological report from Sookochoff Consultants on December 4, 2006. The results of the report indicated that the Katrina property covers geologically favorable ground for the potential occurrence of stratabound massive sulphide mineralization as indicated by mineralization at the JHC showing. The report recommended the completion of Stage II.

We received a geological report on the results of the second stage of the second phase of our exploration at the end of August 2007. This geological report concluded that the results of the second stage of the second phase were successful in that there was confirmation of a potential geologically significant mineral zone structure and recommended that we proceed to a first stage of the third phase of the exploration program.

Phase Three of the Exploration Program

Phase three of the exploration is comprised of:

  a general field examination of potential exploration sites; including geological mapping and sampling using the knowledge obtained from the known exploration; followed by;
  a detailed field examination of potential exploration sites; including localized geophysical surveys.

We have determined to proceed as recommended in the geological report and anticipate that we will commence the third phase of the exploration program by the end of our second quarter.

Phase Four of the Exploration Program

We will make a determination whether to proceed with the fourth phase of the exploration program upon completion of phase three. In completing this determination, we will make an assessment as to whether the results of the phase three work program are sufficiently positive to warrant us proceeding with further additional exploration. The geochemistry of the selected samples collected will have to show trace amounts of mineralization, including gold and copper, to be considered positive. The fourth phase of the exploration program would likely be comprised of a small drill program and a geological interpretation of the results of the drilling program. The drilling program would require access to the site of the mineral claims with drilling equipment, the issuance of a work permit and the posting of a bond. The estimated cost of completion of this fourth phase of the exploration program is approximately $17,000. This phase is expected to take approximately eight to ten weeks to complete. Positive drilling results at this phase could indicate zones of mineralization but will not indicate, in any way, mineral reserves.

We anticipate engaging Sookochoff Consultants to conduct the fourth phase of the exploration work on the property, based on their experience with the exploration of the property and their knowledge of the surrounding geology.

We plan to continue exploration of our mineral claims for so long as the results of the geological exploration that we complete indicate the further exploration of our mineral claims is recommended.

If our exploration activities result in an indication that our mineral claims contain potentially commercial exploitable quantities of gold and/ or copper, then we would attempt to complete feasibility studies on our property to assess whether commercial exploitation of the property would be commercially feasible. There is no assurance that commercial exploitation of our mineral claims would be commercially feasible even if our initial exploration programs show evidence of gold and/or copper mineralization. Further, additional advanced exploration of our property beyond the third phase of the exploration program which, will include comprehensive drilling of our property, will be required before any feasibility study may be completed.

If we determine not to proceed with further exploration of our mineral claims due to results from geological exploration that indicate that further exploration is not recommended or due to our lack of financing, we will attempt to acquire an interest in a new resource property. Due to our limited finances, there is no assurance that we would be able to acquire an interest in a new property that merits further exploration. If we were to acquire an interest in a new property, then our plan would be to conduct resource exploration of the new property. In any event, we anticipate that our acquisition of a new property and any exploration activities that we would undertake will be subject to our achieving additional financing, of which there is no assurance.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are quoted on the Over-The-Counter Bulletin Board under the trading symbol “AROC.OB”. Our shares have been quoted on the Over-The-Counter Bulletin Board since October 3, 2007. There have been no trades in our shares of common stock since October 3, 2007.

Our transfer agent is Island Stock Transfer, of 100 2nd Avenue, S, Suite 104N, St. Petersburg, FL 33701; telephone number 727.289.0010; facsimile: 727.289.0069.

Holders of our Common Stock

As of January 29, 2008, there were 46 registered stockholders holding 7,112,500 shares of our issued and outstanding common stock.

Dividend Policy

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Other than as described below, we have not sold any equity securities that were not registered under the Securities Act during the fiscal year ended October 31, 2007.

We completed an offering of 366,500 shares of our common stock at a price of $0.10 per share to a total of twenty-three (23) purchasers on December 12, 2006 and February 7, 2007 for total proceeds of $36,650. Of these shares, 265,500 were issued on December 12, 2006 and 101,000 were issued on February 7, 2007. We completed this offering pursuant to Rule 903 of Regulation S of the Securities Act. Each sale of shares was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) each investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans outstanding.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are an exploration stage company. We have commenced very limited operations and we currently have no business revenue and assets consisting of cash and mineral and joint venture rights. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $22,000. Our plan of operations for the next twelve months is to complete the following objectives, as described in greater detail above under the heading “Description of Business”:

1.

We plan to complete phase three of our recommended exploration program on our Katrina mineral claim. Phase three will consist of a two stage general and detailed examination of potential exploration sites and is estimated to cost approximately $10,000. We expect to commence the first stage of the third phase of our exploration program by the end of our second quarter, depending on the availability of our consulting geologist.

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

As at October 31, 2007, we had cash reserves of $35,355 and working capital of $37,655. During the twelve month period ending December 31, 2008, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase IVa of our exploration program. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund phase five of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of phase five. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

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

Critical Accounting Policies

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $75,849 for the period from March 16, 2006 (inception) to October 31, 2007, and have no sales. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Exploration Stage Activities

We have been in the exploration stage since our formation and have not yet realized any revenues from our planned operations. We are an exploration stage company as defined in the SEC Industry Guide No. 7.

Results of Operations

The following summary of our results of operations should be read in conjunction with (i) our audited financial statements for the year ended October 31, 2007 which are included herein.

Our operating results for the year ended October 31, 2007 and for the period from our inception on March 16, 2006 through to October 31, 2006 are summarized as follows:

		Year Ended October 31, 2007		Cumulative from inception (March 16, 2006) to October 31, 2006 (Audited)
Revenue	$	Nil	$	Nil
Expenses		63,557		12,292
Exploration Expenditures		8,619		3,314
Filing fees		2,828		444
General and administrative		5,435		483
Professional fees		39,947		8,051
Transfer agent fees		6,728		-

Revenues

We have had no operating revenues since our inception on March 16, 2006 through to the period ended October 31, 2007. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative

The increase in our general and administrative expenses for the year ended October 31, 2007 was due to setting up accounts, systems and procedures with our transfer agent.

Professional Fees

The increase in professional fees for the year ended October 31, 2007 was due to additional compliance cost incurred in connection with filing our initial registration statement on Form SB-2 with the SEC and additional costs associated with our change in auditors. Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization. Legal expenses will be ongoing during fiscal 2008 as we are subject to the reporting obligations of the Securities Exchange Act of 1934.

Exploration Expenditures

During the year ended October 31, 2007 we expended $8,619 on exploration on our Katrina mineral property.

Liquidity And Capital Resources

Working Capital

	Year Ended October 31, 2007	Cumulative from inception (March 16, 2006) to October 31, 2006 (Audited)
Current Assets	$45,355	$68,003
Current Liabilities	7,700	7,139
Working Capital	37,655	60,864

Cash Flows

	Year Ended October 31, 2007	Cumulative from inception (March 16, 2006) to October 31, 2006 (Audited)
Cash used in Operating Activities	$72,996	$5,153
Cash provided by Investing Activities	-	(4,582)
Cash provided by Financing Activities	33,250	78,000
Foreign Exchange Effect on Cash	7,098	(262)
Net Increase (Decrease) in Cash	(32,648)	68,003

We had cash on hand of $35,355 and a working capital of $37,655 as of October 31, 2007 compared to working capital of $60,864 for the period from inception (March 16, 2006) to October 31, 2006. We anticipate that we will incur approximately $84,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $72,996 during the year ended October 31, 2007 and $5,153 during the period from our inception on March 16, 2006 through to October 31, 2006. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided in investing activities during the year ended October 31, 2007 compared to $4,582 cash used in investing activities during the period from our inception on March 16, 2006 through to October 31, 2006, which amount was attributable to our purchase of the Katrina mineral claim.

Cash from Financing Activities

We generated cash from financing activities in the amount of $33,250 during the year ended October 31, 2007 compared to $78,000 during the period from our inception on March 16, 2006 through to October 31, 2006. Cash generated by financing activities is attributable to the private placement financings of our common stock that we have completed since our incorporation. We have applied these proceeds towards our completion of our plan of operations.

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at October 31, 2007, our company has accumulated losses of $75,849 since inception. Although we estimate that we have sufficient funds for planned operations until December, 2008, we will be required to raise additional funds for operations after that date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above after December, 2008, in their report on the annual financial statements for the year ended October 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recently Issued Accounting Standards

In February 2007, the FASB issued No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for our company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. Our company is currently evaluating the impact that SFAS No. 159 will have on our financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for our company would be the fiscal year beginning November 1, 2008. We are currently evaluating the impact of adopting

SFAS No. 157 but do not expect that it will have a significant effect on our financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for interim periods ending after November 15, 2006. We are currently evaluating the impact of adopting SAB No. 108 but do not expect that it will have a significant affect on our financial position or results of operations.

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Our company has determined that the adoption of Statement No. 158 does not have any material impact on our company’s results of operations or financial position.

Application of Critical Accounting Estimates

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Mineral Property and Exploration Costs

We are an exploration stage mining company and have not yet realized any revenue from our operations. We are primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing, in accordance with Financial Accounting Standards 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, when facts and circumstances indicate impairment may exist.

Our company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that our company will continue exploration on such project. We do not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

Our company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. We have made, and expect to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

RISK FACTORS

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATING TO OUR BUSINESS AND FINANCIAL CONDITION

If we do not obtain additional financing, our business plan will fail.

Our current operating funds are estimated to be sufficient to complete the initial three phases of preliminary exploration of our mineral claims, however, we will need to obtain additional financing in order to complete our business plan. As of October 31, 2007, we had cash on hand of $35,355 and working capital of $37,655. Our business plan calls for significant expenses in connection with the exploration of our mineral claims. The exploration programs on our property as recommended by our consulting geologist is estimated to cost approximately $91,000. We will require additional financing in order to complete phase four of the recommended exploration program. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market price of gold and other base metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

If we are unable to maintain our interest in the Katrina mineral claim, then we will lose our interest in this mineral claim and our business will fail.

Our mineral properties consist of our interest in the Katrina mineral claim. British Columbia law requires that a holder of title to mineral claims must spend at least CDN$4 per hectare per year in order to keep the property in good standing. The annual cost of compliance with the Mineral Tenure Act with respect to our Katrina mineral claim is presently approximately CDN$1,956 (equivalent to $1,960.50 based on an exchange rate of CDN$0.9977 to $1.00 as of January 29, 2008) per year. The Katrina mineral claim is in good standing with the Province of British Columbia until September 8, 2008, therefore exploration work with a minimum value of CDN$1,956 for the property is required before the 8th of every September. If we do not complete this minimum amount of exploration work by September 8, 2008, we will be required to pay a fee in lieu of exploration work in the amount of CDN$4 per hectare, or CDN$1,956 in total, to the Province of British Columbia. If we fail to make any of the required payments, we would lose our interest in the Katrina mineral claim and you could lose all or part of your investment in this offering.

Because we have only recently commenced business operations, we face a high risk of business failure and this could result in a total loss of your investment.

We have not begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood whether we will be able to operate our business successfully. We were incorporated on March 16, 2006, and to date have been involved primarily in organizational activities, evaluating resource projects and staking mineral claims. We have not earned any revenues and have not achieved profitability as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will likely fail and you will lose your entire investment.

Because we do not have any revenues, we expect to incur operating losses for the foreseeable future.

We have never earned revenues and we have never been profitable. Prior to completing exploration on the mineral property, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate financing to continue the exploration of our mineral claims, we will fail and you will lose your entire investment.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our company’s ability to continue as a going concern.

We have incurred a net loss of $75,849 for the period from March 16, 2006 (inception) to October 31, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

Our financial statements included with this annual report have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended October 31, 2007. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

If our costs of exploration are greater than anticipated, then we will not be able to complete the exploration program for our Katrina mineral claim without additional financing, of which there is no assurance that we would be able to obtain.

We are proceeding with the initial stages of exploration on our Katrina mineral claim. We are proceeding to carry out an exploration program that has been recommended in a geological report that we obtained on the Katrina mineral claim. This exploration program outlines a budget for completion of the recommended exploration program. However, there is no assurance that our actual costs will not exceed the budgeted costs. Factors that could cause actual costs to exceed budgeted costs include increased prices due to competition for personnel and supplies during the summer exploration season, unanticipated problems in completing the exploration program and delays experienced in completing the exploration program. Increases in exploration costs could result in us not being able to carry out our exploration program without additional financing. There is no assurance that we would be able to obtain additional financing in this event.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

We are in the initial stages of exploration of our mineral claim, and thus have no way to evaluate the likelihood that we will be successful in establishing commercially exploitable reserves of gold or other valuable minerals on our mineral claims. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The search for valuable minerals as a business is extremely risky. We may not find commercially exploitable reserves of gold or copper in our mineral claim.

Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercial quantities of ore. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. In the course of carrying out exploration of our Katrina mineral claim, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We currently have no such insurance nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all of our assets, resulting in the loss of your entire investment in this offering.

If we discover commercial reserves of precious metals on our mineral property, we can provide no assurance that we will be able to successfully advance the mineral claims into commercial production.

Our mineral property does not contain any known bodies of ore. If our exploration programs are successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the mineral claims into commercial production. In such an event, we may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible, and you may lose your entire investment in this offering.

Because access to our mineral claims is often restricted by inclement weather, we will be delayed in our exploration and any future mining efforts.

Access to the mineral claims is restricted to the period between May and October of each year due to snow and storms in the area. As a result, any attempts to visit, test or explore the property are largely limited to the few months out of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as in mining and production in the event that commercial amounts of minerals are found. Such delays can result in our failure to meet deadlines for exploration expenditures by November 30 of each year as required by the Province of British Columbia. This will cause our business venture to fail and the loss of your entire investment in this offering unless we can meet deadlines.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated time and cost of our exploration program.

There are several governmental regulations that materially restrict the exploration of minerals. We will be subject to the mining laws and regulations of the Province of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our time and costs of doing business and prevent us from carrying out our exploration program. In addition, environmental assessments of proposed projects carry a heightened degree of responsibility for us and our directors, officers and employees. The cost of compliance with changes in governmental regulations could have an adverse effect on our financial condition. Furthermore, environmental hazards may exist on the property underlying our optioned mineral claims that are currently unknown to us. We may be liable for losses associated with such hazards, or may be forced to undertake extensive remedial cleanup action or to pay for governmental remedial cleanup actions, even in cases where such hazards have been caused by previous or existing owners or operators of the property underlying our optioned mineral claims, or by the past or present owners of adjacent properties or natural conditions. The costs of such cleanup actions may have a material adverse effect on our operations and profitability. Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations and, in particular, environmental laws.

If we do not obtain clear title to our mineral claims, our business may fail.

While we have obtained geological reports with respect to our mineral property, this should not be construed as a guarantee of title. The property may be subject to prior unregistered agreements or transfers or native land claims, and title may be affected by undetected defects. The property has not been surveyed and therefore, the precise location and boundaries of the property may be in doubt. We will likely complete a survey on the property as part of the proposed phase two exploration work program. If the survey results are defective, we will lose all right and title to the ground now held by the mineral claims. If we are unable to obtain clear title you may lose your entire investment.

If we do not find a joint venture partner for the continued development of our mineral claims, we may not be able to advance the exploration work.

If the initial results of our mineral exploration program are successful, we may try to enter into a joint venture agreement with a partner for the further exploration and possible production of our mineral claims. We would face competition from other junior mineral resource exploration companies if we attempt to enter into a joint venture agreement with a partner. The possible partner could have a limited ability to enter into joint venture agreements with junior exploration programs and will seek the junior exploration companies who have the properties that they deem to be the most attractive in terms of potential return and investment cost. In addition, if we entered into a joint venture agreement, we would likely assign a percentage of our interest in the mineral claims to the joint venture partner. If we are unable to enter into a joint venture agreement with a partner, we may fail and you will lose your entire investment in this offering.

Because our executive officer has no experience in mineral exploration and does not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

Our executive officer has no experience in mineral exploration and does not have formal training as a geologist or in the technical aspects of management of a mineral exploration company. As a result of this inexperience, there is a higher risk of our being unable to complete our business plan for the exploration of our mineral claims. With no direct training or experience in these areas, our management may not be fully aware of many of the specific requirements related to working within this industry. Our decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, the lack of training and experience of our management in this industry could result in management making decisions that could result in a reduced likelihood of our being able to locate commercially exploitable reserves on our mineral claims with the result that we would not be able to achieve revenues or raise further financing to continue exploration activities. In addition, we will have to rely on the technical services of others with expertise in geological exploration in order for us to carry our planned exploration program. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan. There is thus a higher risk that our operations, earnings and ultimate financial success could suffer irreparable harm and our business will likely fail and you will lose your entire investment in this offering.

Because our executive officer has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operation, causing our business to fail.

Our executive officer is spending approximately five hours per week of his business time on providing management services to us. While our executive officer presently possesses adequate time to attend to our interests, it is possible that the demands on him from his other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

Because of the fiercely competitive nature of the mining industry, we may be unable to maintain or acquire attractive mining properties on acceptable terms which will materially affect our financial condition.

The mining industry is competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of properties producing, or capable of producing, precious and base metals. Many of these companies have greater financial resources, operational experience and technical capabilities. As a result of this competition, we may be unable to maintain or acquire attractive mining properties on terms we consider acceptable or at all. Consequently, our revenues, operations and financial condition could be materially adversely affected.

RISKS RELATING TO OUR COMMON STOCK

We have not paid any dividends and do not foresee paying dividends in the future.

Payment of dividends on our common stock is within the discretion of the board of directors and will depend upon our future earnings, our capital requirements, financial condition and other relevant factors. We have no plan to declare any dividends in the foreseeable future.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The National Association of Securities Dealers’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 7. FINANCIAL STATEMENTS.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2007 AND 2006

(Stated in U.S. Dollars)

Report of Registered Independent Public Accountants

To the Board of Directors and Stockholders,
Auror Capital Corp.
(an exploration stage company)

We have audited the accompanying balance sheet of Auror Capital Corp. (the “Company”) (an exploration stage company) as of October 31, 2007 and the related statements of operations, cash flows and stockholders’ equity for the year then ended and for the period from March 16, 2006 (inception) to October 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Auror Capital Corp. as of October 31, 2007 and the results of its operations and its cash flows for the fiscal year then ended and for the period March 16, 2006 (inception) to October 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the exploration stage, has not yet achieved profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. Management plans in regard to their planned financing and other matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JORGENSEN & CO.

January, 28, 2008
Bellevue, WA

AUROR CAPITAL CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Stated in U.S. Dollars)

	OCTOBER 31
	2007	2006

ASSETS

Current
Cash	$35,355	$68,003
Prepaid expenses	10,000	-
	45,355	68,003
Mineral Property Acquisition Costs (Note 3)	4,582	4,582

	$49,937	$72,585

LIABILITIES

Current
Accounts payable and accrued liabilities	$7,700	$7,139

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
5,000,000 preferred stock with a par value of $0.001 per
share (none issued)

Issued:
7,112,500 common shares outstanding as at October 31,
2007 and 6,750,000 common shares as at October 31,
2006	7,112	6,750

Additional Paid-In Capital	104,138	68,250

Share Subscriptions Received	-	3,000

Accumulated Other Comprehensive Income (Loss)	6,836	(262)

Deficit Accumulated During The Exploration Stage	(75,849)	(12,292)
	42,237	65,446

	$49,937	$72,585

The accompanying notes are an integral part of these financial statements.

AUROR CAPITAL CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

		PERIOD FROM	PERIOD FROM
		INCEPTION	INCEPTION
		MARCH 16	MARCH 16
	YEAR ENDED	2006 TO	2006 TO
	OCTOBER 31	OCTOBER 31	OCTOBER 31
	2007	2006	2007

Revenue	$-	$-	$-

Expenses
Exploration expenditures	8,619	3,314	11,933
Filing fees	2,828	444	3,272
General and administrative	5,435	483	5,918
Professional fees	39,947	8,051	47,998
Transfer agent fees	6,728	-	6,728

Net Loss For The Period	$(63,557)	$(12,292)	$(75,849)

Basic And Diluted Loss Per Share	$(0.01)	$(0.00)

Weighted Average Number Of Common Shares
Outstanding	7,055,640	6,389,019

STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

		PERIOD FROM	PERIOD FROM
		INCEPTION	INCEPTION
		MARCH 16	MARCH 16
	YEAR ENDED	2006 TO	2006 TO
	OCTOBER 31	OCTOBER 31	OCTOBER 31
	2007	2006	2007

Other Comprehensive Loss
Net loss for the period	$(63,557)	$(12,292)	$(75,849)
Foreign currency translation adjustment	7,098	(262)	6,836

Total Comprehensive Loss	$(56,459)	$(12,554)	$(69,013)

The accompanying notes are an integral part of these financial statements.

AUROR CAPITAL CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
		PERIOD FROM	PERIOD FROM
		INCEPTION	INCEPTION
		MARCH 16	MARCH 16
	YEAR ENDED	2006 TO	2006 TO
	OCTOBER 31	OCTOBER 31	OCTOBER 31
	2007	2006	2007

Cash (Used In) Operating Activities
Net loss for the period	$(63,557)	$(12,292)	$(75,849)
Changes in non-cash operating working capital item:
Accounts payable and accrued liabilities	561	7,139	7,700
Prepaid expenses	(10,000)	-	(10,000)
	(72,996)	(5,153)	(78,149)

Cash Provided By Investing Activity
Mineral property acquisition costs	-	(4,582)	(4,582)

Cash Provided By Financing Activities
Issuance of common stock	36,250	75,000	111,250
Share subscriptions received	(3,000)	3,000	-
	33,250	78,000	111,250

Foreign Exchange Effect On Cash	7,098	(262)	6,836

Increase (Decrease) In Cash	(32,648)	68,003	35,355

Cash, Beginning Of Period	68,003	-	-

Cash, End Of Period	$35,355	$68,003	$35,355

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AUROR CAPITAL CORP.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY

PERIOD FROM MARCH 16, 2006 (INCEPTION) TO OCTOBER 31, 2007
(Stated in U.S. Dollars)

						DEFICIT
	COMMON STOCK				ACCUMULATED	ACCUMULATED
			ADDITIONAL	SHARE	OTHER	DURING THE
			PAID-IN	SUBSCRIPTIONS	COMPREHENSIVE	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVED	LOSS	STAGE	TOTAL

Opening Balance
March 16, 2006 – Stock issued for
cash at $0.001	5,000,000	$5,000	$-	$-	$-	$-	$5,000
June 26, 2006 – Stock issued for
cash at $0.04	1,750,000	1,750	68,250	-	-	-	70,000
Share subscriptions received	-	-	-	3,000	-	-	3,000
Foreign currency translation	-	-	-	-	(262)	-	(262)
Net loss for the period	-	-	-	-	-	(12,292)	(12,292)

Balance, October 31, 2006	6,750,000	6,750	68,250	3,000	(262)	(12,292)	65,446

December 12, 2006 – Stock issued
for cash at $0.10	265,500	265	26,285	(3,000)	-	-	23,550
February 7, 2007 – Stock issued
for cash at $0.10	97,000	97	9,603	-	-	-	9,700
Foreign currency translation	-	-	-	-	7,098	-	7,098
Net loss for the period	-	-	-	-	-	(63,557)	(63,557)

Balance, October 31, 2007	7,112,500	$7,112	$104,138	$-	$6,836	$(75,849)	$42,237

The accompanying notes are an integral part of these financial statements.

AUROR CAPITAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. At October 31, 2007, the Company had not yet achieved profitable operations, has significant accumulated losses ($75,849 through October 31, 2007) and limited operating capital, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon raising sufficient funds to develop its natural resource property, and to generate profitable operations in the future.

Management’s plans to address these concerns include continuing to obtain additional funds through issuing its common shares equity, and pursuing its plan to establish profitable operations. There is no assurance of additional funding being available through these means or the establishment of profitable operations. Realization values may be substantially different from carrying values as shown. Adjustments have not been made that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern, which, if made, would have an adverse impact on the Company’s financial condition.

AUROR CAPITAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007 AND 2006
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

AUROR CAPITAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007 AND 2006
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

AUROR CAPITAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	d)	Basic and Diluted Loss Per Share (Continued)

shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At October 31, 2006, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

	e)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SF AS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

	f)	Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. Transactions in Canadian currency are translated into U.S. dollars as follows:

		i)	monetary items at the exchange rate prevailing at the balance sheet date;
		ii)	non-monetary items at the historical exchange rate;
		iii)	revenue and expense at the average rate in effect during the applicable accounting period.

Translation adjustments resulting from this process are recorded in Stockholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss).

Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are recorded in the Statement of Operations.

	g)	Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from the estimates.

AUROR CAPITAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)	Basic and Diluted Loss Per Share (Continued)

h)	Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.

i)	Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143’), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

j)	Cash and Cash Equivalents

For the purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid investments purchased, with an original maturity of three months or less, to be cash equivalent.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

The following Recent Accounting Pronouncements are disclosed as they may be applicable to the Company’s operations and have an impact on the Company’s financial statements:

In February 2007, the FASB issued No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits Companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS No. 159 will have on its financial statements.

AUROR CAPITAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In September 2006, FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning May 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 but does not expect that it will have a significant effect on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for interim periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a significant affect on its financial position or results of operations.

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of Statement No. 158 does not have any material impact on the Company’s results of operations or financial position.

4.	MINERAL PROPERTY

During the period ended October 31, 2006, the Company entered into a purchase agreement to acquire an undivided 100% interest in a mineral claim (known as the “Katrina”) located in the Province of British Columbia. The consideration was $4,582 cash (paid) on execution of the agreement.

AUROR CAPITAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

5.	SHARE CAPITAL

Preferred Stock

In addition to its authorized common stock, the Company has 5,000,000 shares of preferred stock authorized that may be divided into and issued into one or more series with voting and other preferences without limitation as authorized by the Board of Directors of the Corporation.

6.	INCOME TAX

	a)	Income Tax Provision

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes. The difference results from the following items:

	2007	2006
Computed expected (benefit of) income taxes	$(21,500)	$(4,000)
Increase in valuation allowance	21,500	4,000
Income tax provision	$-	$-

b)	Significant components of the Company’s deferred income tax assets are as follows:

	2007	2006

Operating loss carryforward	$80,000	$12,000
Statutory tax rate	34%	34%
Deferred income tax assets	$27,000	$4,000
Valuation allowance	(27,000)	(4,000)
Net deferred tax assets	$-	$-

AUROR CAPITAL CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

6.	INCOME TAX (Continued)

c)

The Company has incurred operating losses and approximately $75,500, which, if unutilized, will expire in 2027. Subject to certain restrictions, the Company has mineral property and exploration expenditures of $4,500 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been fully offset by a valuation allowance because management cannot determine that is more likely than not that the Company will have future taxable income to utilize the loss carryforward. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	INCOME TAX OPERATING
	LOSS CARRY FORWARD
		EXPIRATION
	AMOUNT	DATE

2007	$63,500	2027
2006	16,500	2026

Total income tax operating loss carry forward	$80,000

7.	COMPARATIVE FIGURES

Certain prior period comparative figures have been reclassified to conform to current financial statement presentation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Telford Sadovnick, P.L.L.C., Certified Public Accountants (“Telford Sadovnick”), resigned as principal independent registered public accounting firm of our company effective September 26, 2007. In view of this resignation, our company engaged Jorgensen & Co., as its principal independent registered public accounting firm effective December 11, 2007. The decision to change our principal independent registered public accounting firm was approved by our board of directors.

The report of Telford Sadovnick dated March 29, 2007 on the balance sheet of our company as at October 31, 2006 and the related statements of stockholders’ equity, operations, comprehensive loss and cash flows for the period from inception (March 16, 2006) to October 31, 2006, did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles, other than to state that there is substantial doubt as to the ability of our company to continue as a going concern.

In connection with the audit of the period from inception (March 16, 2006) to October 31, 2006 through to the date of their resignation, there were no disagreements between our company and Telford Sadovnick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Telford Sadovnick would have caused them to make reference thereto in their report on our company’s audited consolidated financial statements.

ITEM 8A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Ian McBean. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

As at January 29, 2008, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Ian McBean	President, Secretary, Treasurer and a Director	57	March 16, 2006

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Ian McBean is our president, secretary and treasurer and our sole director. Mr. McBean has been our president, secretary and treasurer and our sole director since our incorporation on March 16, 2006. Mr. McBean has from February 2001 to present been the manager of the Vancouver operations of Scott Land & Lease, a company involved in the mineral, oil and gas industry that acts as a land agent and secures mineral leases, oil and gas rights, right of ways for gas, oil, and water pipelines as well as consults on a broad range of land use related issues. In addition, Mr. McBean has been the president from 2000 to present of Jealax Consulting Inc., Mr. McBean’s personal consulting company, which provides consulting services to small and medium sized companies with respect to real estate issues such as dealing with government expropriations, highways, and other land use issues.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the officer and director described above.

Committees of the Board Of Directors

At present, we do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committee.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee and Audit Committee Financial Expert

We have no audit committee financial expert. We believe that the cost related to retaining a financial expert at this time is prohibitive. Further, because of our stage of development, we believe the services of a financial expert are not warranted.

Code Of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to this annual report. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended October 31, 2007; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our year ended October 31, 2007, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Ian McBean(1) President, Chief Executive Officer and Chief Financial Officer	2007 2006(2)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

1 Mr. McBean has been our president, chief executive officer and chief financial officer since March 16, 2006.
2 Period from inception (March 16, 2006) to October 31, 2006.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at October 31, 2007, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our sole executive officer.

Aggregated Options Exercised in the Year Ended October 31, 2007 and Year End Option Values

There were no stock options exercised during the year ended October 31, 2007.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended October 31, 2007.

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Employment Contracts

We presently do not have any employment agreements or other compensation arrangements with Mr. McBean. Generally, Mr. McBean provides his services on a part-time basis without compensation. Mr. McBean has agreed not to charge any management fee during the current period in which we are carrying out phase one of our exploration program

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of January 29, 2008, there were 7,112,500 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of October 31, 2007 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Title of Class Directors and Officers:	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class (2)
Common Stock	Ian McBean 2466 West 12th Avenue Vancouver, BC V6K 2P1	5,000,000 (3)	70.3%
Common Stock	Directors and Officers as a group	5,000,000	70.3%
Major Shareholders:
Common Stock	Willow Equities Ltd.(4) Suite 1030 – 400 Burrard Street, Vancouver, BC V6C 3A6	500,000	7.03%
Common Stock	Greg Alexander 105 Briarwood Rd. Markham, ON L3R 2W9	375,000 (5)	5.3%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	The percentage of class is based on 7,112,500 shares of common stock issued and outstanding as of January 29, 2008.

(3)	Registered in the name of Jealax Consulting Inc., a private company controlled by Mr. Ian McBean.

(4)	Registered in the name of Willows Equities Ltd., a private company controlled by Mr. Sam Gudewill.

(5)	Includes 250,000 shares in the name of Greg Alexander, 250,000 shares in the name of Maramagnum Holdings Inc. and 250,000 shares in the name of Sidonia Technical Services Inc.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, since commencement of our fiscal year ended October 31, 2006, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,00 or 1% of the average of our company’s total assets for the last three completed financial years:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, Ian McBean, is also our chief executive officer, president and treasurer. as a result, we do not have any independent directors.

As a result of our limited operating history and limited resources, our management believes that we will have difficulty in attracting independent directors. in addition, we would be likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 13. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on May 14, 2007)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on May 14, 2007)
3.3	Amended and Restated Bylaws (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on July 13, 2007)
10.1	Bill of Sale dated April 28, 2006 between Auror Capital Corp. And Laurence Sookochoff (incorporated by reference from our Form SB-2 Registration Statement, filed on May 14, 2007)
14.1*	Code of Ethics
16.1	Letter on change in certifying accountant (incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2007)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

*Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2007 and for the period from inception (March 31, 2006) to October 31, 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended October 31, 2007	Period from inception (March 16, 2006) to October 31, 2006
Audit Fees	$8,250	$5,000
Audit Related Fees	-	-
Tax Fees	400	-
All Other Fees	-	-
Total	$8,650.00	$5,000

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Jorgensen & Co. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Jorgensen & Co.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUROR CAPITAL CORP.

By     /s/ Ian McBean
          Ian McBean
          President, Secretary, Treasurer, Chief Executive Officer
          and Chief Financial Officer
          (Principal Executive Officer, Principal Accounting Officer
          and Principal Financial Officer)

Date: February 8, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By      /s/ Ian McBean
          Ian McBean
          President, Secretary, Treasurer, Chief Executive Officer
          and Chief Financial Officer
          (Principal Executive Officer, Principal Accounting Officer
          and Principal Financial Officer)

Date: February 8, 2008