Form 10QSB
period 2008-01-31
AUROR CAPITAL CORP
filed 2008-03-17
CIK 1397951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File No. 000-52664

AUROR CAPITAL CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2466 West 12th Avenue, Vancouver, British Columbia Canada V6K 2P1
(Address of principal executive offices)

604.787.4860
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [X]   No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)
of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of March 13, 2008, there were 7,112,500 shares of common stock, par value
$0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUROR CAPITAL CORP.
(An Exploration Stage Company)

FIRST QUARTER INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

AUROR CAPITAL CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	JANUARY 31	OCTOBER 31
	2008	2007

ASSETS

Current
Cash	$18,621	$35,355
Prepaids	8,618	10,000
	27,239	45,355

Mineral Property Acquisition Costs	4,582	4,582

	$31,821	$49,937

LIABILITIES

Current
Accounts payable and accrued liabilities	$4,979	$7,700

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
5,000,000 preferred stock with a par value of $0.001
per share

Issued:
7,112,500 common shares at July 31, 2007	7,112	7,112
6,750,000 common shares at October 31, 2006	104,138	104,138

Additional Paid-In Capital

Accumulated Other Comprehensive Gain	6,165	6,836
Deficit Accumulated During The Exploration Stage	(90,573)	(75,849)
	26,842	42,237

	$31,821	$49,937

The accompanying notes are an integral part of these financial statements.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	MARCH 16
	ENDED	ENDED	2006 TO
	JANUARY 31	JANUARY 31	JANUARY 31
	2008	2007	2008

Revenue	$-	$-	$-

Expenses
Exploration expenses	-	3,591	11,933
Filing fees	361	-	3,634
General and administrative	21	539	5,939
Professional fees	9,042	5,247	57,039
Transfer agent fees	5,300	-	12,028

Net Loss For The Period	$14,724	$9,377	$90,573

Basic And Diluted Loss Per Share	$0.00	$0.00

Weighted Average Number Of Common
Shares Outstanding	7,112,500	6,869,621

AUROR CAPITAL CORP.
(An Exploration Stage Company)

STATEMENT OF COMPREHENSIVE LOSS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	MARCH 16
	ENDED	ENDED	2006 TO
	JANUARY 31	JANUARY 31	JANUARY 31
	2008	2007	2008

Other Comprehensive Loss
Net loss for the period	$14,724	$9,377	$90,573
Foreign currency translation adjustment	671	3,047	(6,165)

Total Comprehensive Loss	$15,395	$12,424	$84,408

The accompanying notes are an integral part of these financial statements.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

STATEMENT OF CASH  FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	MARCH 16
	ENDED	ENDED	2006 TO
	JANUARY 31	JANUARY 31	JANUARY 31
	2008	2007	2008

Cash (Used In) Operating Activities
Net loss for the period	$(14,724)	$(9,377)	$(90,573)
Changes in non-cash operating working
capital items:
Prepaids	1,382	-	(8,618)
Accounts payable and accrued liabilities	(2,721)	(4,668)	4,979
	(16,063)	(14,045)	(94,212)

Cash Provided By Investing Activity
Mineral property acquisition costs	-	-	(4,582)

Cash Provided By Financing Activities
Issuance of common stock	-	23,550	111,250
Share subscriptions received	-	3,500	-
	-	27,050	111,250

Foreign Exchange Effect On Cash	(671)	(3,047)	6,165

Increase (Decrease) In Cash	(16,734)	9,958	18,621

Cash, Beginning Of Period	35,355	68,003	-

Cash, End Of Period	$18,621	$77,961	$18,621

Supplemental Disclosure Of Cash Flow
Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements and notes. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three-month period ended January 31, 2008 are not necessarily indicative of results for the entire fiscal year.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $90,573 for the period from March 16, 2006 (inception) to January 31, 2008, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2008
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

AUROR CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2008
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

AUROR CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2008
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

AUROR CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2008
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements
This quarterly report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risks & Uncertainties” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and are not limited to, the following:

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "Auror" mean Auror Capital Corp., unless the context clearly requires otherwise.

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

Plan of Operation

The following discussion should be read in conjunction with our financial statements and the related notes included herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this current report, particularly in the section entitled “Risks & Uncertainties” in this quarterly report.

Anticipated Cash Requirements

We estimate that our total expenditures over the next 12 months will be approximately $22,000. Our plan of operations for the next 12 months is to complete the following objectives, as described in greater detail above under the heading “Description of Business”:

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

3.

We anticipate spending approximately $1,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $12,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

As at January 31, 2008, we had cash reserves of $18,621 and working capital of $22,260. During the 12 month period ending January 31, 2009, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase IVa of our exploration program. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund phase five of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of phase five. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

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

Critical Accounting Policies

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $90,573 for the period from March 16, 2006 (inception) to January 31, 2008, and have no sales. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Exploration Stage Activities

We have been in the exploration stage since our formation and have not yet realized any revenues from our planned operations. We are an exploration stage company as defined in the SEC Industry Guide No. 7.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the three month period ended January 31, 2008 which are included herein.

Our operating results for the three month periods ended January 31, 2008 and 2007 are summarized as follows:

				Three Month
		Three Month Period		Period Ended	Percentage
		Ended		January 31,	Increase /
		January 31, 2008		2007	(Decrease)
Revenue	$	Nil	$	Nil	N/A
Operating Expenses		$14,724		$9,377	57%
Net Loss		$(14,724)		$(9,377)	57%

Revenues

We are presently in the exploration stage of our business, have not earned any revenues to date, and do not anticipate earning revenues until such time as we enter into commercial production of our claims under joint venture or other mineral properties we may acquire from time to time.

Expenses

Our expenses for the three months ended January 31, 2008 and 2007 are outlined in the table below:

		Three Month
	Three Month Period	Period Ended	Percentage
	Ended	January 31,	Increase /
	January 31, 2008	2007	(Decrease)
Exploration Expenses	$-	$3,591	(100%)
Filing Fees	$361	$-	100%
General and Administrative	$21	$539	(96%)
Professional Fees	$9,042	$5,247	72%
Transfer Agent Fees	$5,300	$-	100%

General and Administrative

The increase in our general and administrative expenses for the three months ended January 31, 2008 compared to January 31, 2007 was primarily due to: (i) an increase in professional fees associated with our reporting obligations under the Securities Exchange Act of 1934; and (ii) an increase in transfer agent fees.

Professional Fees

The increase in professional fees for the three months ended January 31, 2008 compared to January 31, 2007 was due to additional compliance cost incurred in connection with filing our initial registration statement on Form SB-2 with the SEC. Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization. Legal expenses will be ongoing during fiscal 2008 as we are subject to the reporting obligations of the Securities Exchange Act of 1934.

Liquidity And Capital Resources

Working Capital

			Percentage
	As at	As at October	Increase /
	January 31, 2008	31, 2007	(Decrease)
Current Assets	$27,239	$45,355	(36%)
Current Liabilities	$4,979	$7,700	(35%)
Working Capital	$22,260	$37,655	(41%)

Cash Flows

	Three Month Period	Three Month	Percentage
	Ended	Period Ended	Increase /
	January 31, 2008	January 31, 2007	(Decrease)
Cash used in Operating Activities	$(16,063)	(14,045)	14%
Cash provided by Investing Activities	$-	$-	N/A
Cash provided by Financing Activities	$-	$27,050	(100)%
Net Increase (Decrease) in Cash	$(16,734)	$9,958	(268%)

We anticipate that we will incur approximately $84,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next 12 months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of ($16,063) during the three months ended January 31, 2008 and ($14,045) during the three months ended January 31, 2007. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided in investing activities during the three months ended January 31, 2008.

Cash from Financing Activities

We generated no cash from financing activities during the three months ended January 31, 2008.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at January 31, 2008, our company has accumulated losses of ($90,573) since inception. Although we estimate that we have sufficient funds for planned operations until December, 2008, we will be required to raise additional funds for operations after that date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the quarter ended January 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that our company will continue exploration on such project. We do not set a predetermined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

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

RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business plan will fail.

Our current operating funds are estimated to be sufficient to complete the initial three phases of preliminary exploration of our mineral claims, however, we will need to obtain additional financing in order to complete our business plan. As of January 31, 2008, we had cash on hand of $18,621 and working capital of $22,260. Our business plan calls for significant expenses in connection with the exploration of our mineral claims. The exploration programs on our property as recommended by our consulting geologist is estimated to cost approximately $91,000. We will require additional financing in order to complete phase four of the recommended exploration program. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market price of gold and other base metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

We have incurred a net loss of $90,573 for the period from March 16, 2006 (inception) to January 31, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

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

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on May 14, 2007)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on May 14, 2007)
3.3	Amended and Restated Bylaws (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on July 13, 2007)
10.1	Bill of Sale dated April 28, 2006 between Auror Capital Corp. And Laurence Sookochoff (incorporated by reference from our Form SB-2 Registration Statement, filed on May 14, 2007)
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008)
16.1	Letter on change in certifying accountant (incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2007)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUROR CAPITAL CORP.

By
/s/ Ian McBean
Ian McBean
President, Secretary, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)
Date: March 14, 2008