Form 10QSB
period 2008-04-30
AUROR CAPITAL CORP
filed 2008-06-16
CIK 1397951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to ________

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
THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d)
of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes [X]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of June 11, 2008, there were 7,112,500 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUROR CAPITAL CORP.
(An Exploration Stage Company)

SECOND QUARTER FINANCIAL STATEMENTS

APRIL 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

AUROR CAPITAL CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	APRIL 30	OCTOBER 31
	2008	2007

ASSETS

Current
Cash	$8,002	$35,355
Prepaid expenses	2,795	10,000
	10,797	45,355

Mineral Property Acquisition Costs (Note 3)	4,582	4,582

	$15,379	$49,937

LIABILITIES

Current
Accounts payable and accrued liabilities	$4,145	$7,700

STOCKHOLDERS’ EQUITY

Capital Stock (Note 4)
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
5,000,000 preferred stock with a par value of $0.001
per share

Issued:
7,112,500 common shares at April 30, 2008 and
October 31, 2007	7,112	7,112

Additional Paid-In Capital	104,138	104,138

Accumulated Other Comprehensive Gain	6,147	6,836
Deficit Accumulated During The Exploration Stage	(106,163)	(75,849)
	11,234	42,237

	$15,379	$49,937

The accompanying condensed notes are an integral part of these financial statements.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					MARCH 16
	THREE MONTHS ENDED		SIX MONTHS ENDED		2006 TO
	APRIL 30		APRIL 30		APRIL 30
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Expenses
Exploration expenses	1,497	-	1,497	3,591	13,430
Filing fees	1,066	-	1,427	-	4,700
General and administrative	132	75	153	613	6,071
Professional fees	8,845	7,144	17,887	12,392	65,884
Transfer agent fees	4,050	-	9,350	-	16,078

Net Loss For The Period	$15,590	$7,219	$30,314	$16,596	$106,163

Basic And Diluted Loss Per Share	$0.00	$0.00	$0.00	$0.00

Weighted Average Number Of Common
Shares Outstanding	7,112,500	7,105,886	7,112,500	6,999,214

STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					MARCH 16
	THREE MONTHS ENDED		SIX MONTHS ENDED		2006 TO
	APRIL 30		APRIL 30		APRIL 30
	2008	2007	2008	2007	2008

Other Comprehensive Loss
Net loss for the period	$15,590	$7,219	$30,314	$16,596	$106,163
Foreign currency translation adjustment	19	(5,060)	689	(2,013)	(6,147)

Total Comprehensive Loss	$15,609	$2,159	$31,003	$14,583	$100,016

The accompanying condensed notes are an integral part of these financial statements.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			MARCH 16
	SIX MONTHS ENDED		2006 TO
	APRIL 30		APRIL 30
	2008	2007	2008

Cash (Used In) Operating Activities
Net loss for the period	$(30,314)	$(16,596)	$(106,163)
Changes in non-cash operating working
capital items:
Prepaid expenses	7,205	-	(2,795)
Accounts payable and accrued liabilities	(3,555)	(3,152)	4,145
	(26,664)	(19,748)	(104,813)

Cash Provided By Investing Activity
Mineral property acquisition costs	-	-	(4,582)

Cash Provided By Financing Activity
Issuance of common stock	-	33,250	111,250

Foreign Exchange Effect On Cash	(689)	(2,013)	6,147

Increase (Decrease) In Cash	(27,353)	15,515	8,002

Cash, Beginning Of Period	35,355	68,003	-

Cash, End Of Period	$8,002	$83,518	$8,002

Supplemental Disclosure Of Cash Flow
Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying condensed notes are an integral part of these financial statements.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These second quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s October 31, 2007 Form 10-KSB. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosures which would substantially duplicate that contained in the Company’s October 31, 2007 financial statements, have been omitted. The results of operations for the six month period ended April 30, 2008 are not necessarily indicative of results for the entire year ending October 31, 2008.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $106,163 for the period from March 16, 2006 (inception) to April 30, 2008, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

F-5

AUROR CAPITAL CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2008
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

F-6

AUROR CAPITAL CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2008
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

F-7

AUROR CAPITAL CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2008
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

During the period ended October 31, 2006, the Company paid $4,582 (CDN$5,000) to acquire an undivided 100% interest in a mineral claim (known as the “Katrina”) located in the Province of British Columbia.

5.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters.

F-8

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “Auror” mean Auror Capital Corp., unless the context clearly requires otherwise.

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

Recent Corporate Developments

Since the completion of our last quarter ended January 31, 2008, we experienced the following significant corporate developments:

1.

In May, 2008, the Company received a geological report detailing the results of Phase IIIa of its planned exploration program on the Katrina mineral claim. The exploration program was successful in that a new zone of potential mineralization was discovered (Rhyolite 1) which is indicated to occur within a structural zone correlating with an indicated VLF-EM structure. Detailed exploration of the VLF-EM indicated VLF-EM cross structures in the Rhyolite mineral showings area were recommended to be completed in the next phase of exploration. As outcrops in this area are limited, a VLF-EM survey was also recommended in the determination of mineral controlling cross structure and/or associated mineralization. Based on the results of the exploration, management determined to proceed with Phase IIIb, consisting of detailed field examination of potential exploration sites including localized geophysical surveys, during the Company’s third fiscal quarter subject to the availability of our consulting geologist and receipt of additional financing.

Plan of Operation

The following discussion should be read in conjunction with our financial statements and the related notes included herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled “Risks & Uncertainties” in this quarterly report.

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

Anticipated Cash Requirements

We estimate that our total expenditures over the next 12 months will be approximately $17,000. Our plan of operations for the next 12 months is to complete the following objectives, as described in greater detail above under the heading “Description of Business”:

1.

We have completed all of the initial phases of our initial exploration program up to Phase IIIa, we have determined to proceed to the next phase of our recommended exploration program on our Katrina mineral claim. Phase IIIb will consist of detailed field examination of potential exploration sites including localized geophysical surveys and is estimated to cost approximately $5,000. We expect to commence the second stage of the third phase of our exploration program by the end of our third quarter, depending on the availability of our consulting geologist and subject to receiving additional financing.

2.

If warranted by the results of phase three, we intend to proceed with phase four of our recommended exploration program. We anticipate that we will have sufficient funding in order to conduct the phase four drilling program.

3.

We anticipate spending approximately $1,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditures of $12,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

As at April 30, 2008, we had cash reserves of $8,002 and working capital of $11,234. During the 12 month period ending April 30, 2009, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase IVa of our exploration program. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund phase five of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of phase five. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and six month periods ended April 30, 2008 which are included herein.

Our operating results for the three and six month periods ended April 30, 2008 and 2007 are summarized as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
Revenue	$-	$-	$-	$-
Operating Expenses	15,590	7,219	30,314	16,596
Net Loss	$15,590	$7,219	$30,314	$16,596

Revenues

We are presently in the exploration stage of our business, have not earned any revenues to date, and do not anticipate earning revenues until such time as we enter into commercial production of our claims under joint venture or other mineral properties we may acquire from time to time.

Expenses

Our expenses for the three and six month periods ended April 31, 2008 and 2007 are outlined in the table below:

	Three Months Ended		Six Months Ended
	April 30		April 30
	2008	2007	2008	2007
Exploration Expenses	$1,497	$-	$1,497	$3,591
Filing Fees	1,066	-	1,427	-
General and Administrative	132	75	153	613
Professional Fees	8,845	7,144	17,887	12,392
Transfer Agent Fees	4,050	-	9,350	-
Total Expenses	$15,590	$7,219	$30,314	$16,596

General and Administrative

The increase in our general and administrative expenses for the three and six month periods ended April 30, 2008 compared to April 30, 2007 was primarily due to: (i) an increase in professional fees associated with our reporting obligations under the Securities Exchange Act of 1934; and (ii) an increase in transfer agent fees.

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

Liquidity And Capital Resources

Working Capital

			Percentage
	As at	As at October	Increase /
	April 30, 2008	31, 2007	(Decrease)
Current Assets	$15,379	$49,937	(69.2%	)
Current Liabilities	$4,145	$7,700	(46.2%	)
Working Capital	$11,234	$42,237	(73.4%	)

Cash Flows

	Six Month Period	Six Month Period	Percentage
	Ended	Ended	Increase /
	April 30, 2008	April 30, 2007	(Decrease)
Cash used in Operating Activities	$(26,664)	$(19,748)	35%
Cash provided by Investing Activities	$-	$-	-
Cash provided by Financing Activities	$-	$33,250	(100%	)
Net Increase (Decrease) in Cash	$(27,353)	$15,515	(276.3%	)

We anticipate that we will incur approximately $17,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next 12 months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of ($26,664) during the three and six month periods ended April 30, 2008 and ($19,748) during the three and six month periods ended April 30, 2007. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided in investing activities during the three and six month periods ended April 30, 2008.

Cash from Financing Activities

We generated no cash from financing activities during the three and six month periods ended April 30, 2008.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at April 30, 2008, our company has accumulated losses of $106,163 since inception. Although we estimate that we have sufficient funds for planned operations until December, 2008, we will be required to raise additional funds for operations after that date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended October 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

The financial statements have been prepared within the framework of the significant accounting policies summarized below:

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

Our current operating funds are estimated to be sufficient to complete the initial three phases of preliminary exploration of our mineral claims, however, we will need to obtain additional financing in order to complete our business plan. As of April 30, 2008, we had cash on hand of $8,002 and working capital of $11,234. Our business plan calls for significant expenses in connection with the exploration of our mineral claims. The exploration programs on our property as recommended by our consulting geologist is estimated to cost approximately $91,000. We will require additional financing in order to complete phase four of the recommended exploration program. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market price of gold and other base metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

If we are unable to maintain our interest in the Katrina mineral claim, then we will lose our interest in this mineral claim and our business will fail.

Our mineral properties consist of our interest in the Katrina mineral claim. British Columbia law requires that a holder of title to mineral claims must spend at least CDN$4 per hectare per year in order to keep the property in good standing. The annual cost of compliance with the Mineral Tenure Act with respect to our Katrina mineral claim is presently approximately CDN$1,956 per year. The Katrina mineral claim is in good standing with the Province of British Columbia until September 8, 2008, therefore exploration work with a minimum value of CDN$1,956 for the property is required before the 8th of every September. If we do not complete this minimum amount of exploration work by September 8, 2008, we will be required to pay a fee in lieu of exploration work in the amount of CDN$4 per hectare, or CDN$1,956 in total, to the Province of British Columbia. If we fail to make any of the required payments, we would lose our interest in the Katrina mineral claim and you could lose all or part of your investment in this offering.

Because we have only recently commenced business operations, we face a high risk of business failure and this could result in a total loss of your investment.

We have not begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood whether we will be able to operate our business successfully. We were incorporated on March 16, 2006, and to date have been involved primarily in organizational activities, evaluating resource projects and staking mineral claims. We have not earned any revenues and have not achieved profitability as of the date of this quarterly report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will likely fail and you will lose your entire investment.

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

We have incurred a net loss of $106,163 for the period from March 16, 2006 (inception) to April 30, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

Our financial statements included with this quarterly report have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended October 31, 2007. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:         June 11, 2008