Form 10QSB
period 2008-07-31
AUROR CAPITAL CORP
filed 2008-09-19
CIK 1397951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of September 15, 2008, there were 7,112,500 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUROR CAPITAL CORP.
(An Exploration Stage Company)

THIRD QUARTER FINANCIAL STATEMENTS

JULY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

AUROR CAPITAL CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	JULY 31	OCTOBER 31
	2008	2007

ASSETS

Current
Cash	$3,948	$35,355
Prepaid expenses	-	10,000
	3,948	45,355

Mineral Property Acquisition Costs (Note 3)	4,582	4,582

	$8,530	$49,937

LIABILITIES

Current
Accounts payable and accrued liabilities	$7,608	$7,700

STOCKHOLDERS’ EQUITY

Capital Stock (Note 4)
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
5,000,000 preferred stock with a par value of $0.001
per share

Issued:
7,112,500 common shares at July 31, 2008 and
October 31, 2007	7,112	7,112

Additional Paid-In Capital	104,138	104,138

Accumulated Other Comprehensive Gain	5,953	6,836
Deficit Accumulated During The Exploration Stage	(116,281)	(75,849)
	922	42,237

	$8,530	$49,937

The accompanying condensed notes are an integral part of these financial statements.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					MARCH 16
	THREE MONTHS ENDED		NINE MONTHS ENDED		2006 TO
	JULY 31		JULY 31		JULY 31
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Expenses
Exploration expenses	1,175	2,619	2,672	6,209	14,605
Filing fees	403	1,977	1,830	2,212	5,103
General and administrative	27	5,030	180	5,409	6,098
Professional fees	5,713	14,152	23,600	26,544	71,597
Transfer agent fees	2,800	1,250	12,150	1,250	18,878

Net Loss For The Period	$10,118	$25,028	$40,432	$41,624	$116,281

Basic And Diluted Loss Per Share	$0.00	$0.00	$0.00	$0.00

Weighted Average Number Of Common
Shares Outstanding	7,112,500	7,105,886	7,112,500	7,036,478

STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					MARCH 16
	THREE MONTHS ENDED		NINE MONTHS ENDED		2006 TO
	JULY 31		JULY 31		JULY 31
	2008	2007	2008	2007	2008

Other Comprehensive Loss
Net loss for the period	$10,118	$25,028	$40,432	$41,624	$116,281
Foreign currency translation adjustment	194	(2,262)	883	(4,275)	(5,953)

Total Comprehensive Loss	$10,312	$22,766	$41,315	$37,349	$110,328

The accompanying condensed notes are an integral part of these financial statements.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			MARCH 16
	NINE MONTHS ENDED		2006 TO
	JULY 31		JULY 31
	2008	2007	2008

Cash (Used In) Operating Activities
Net loss for the period	$(40,432)	$(41,624)	$(116,281)
Changes in non-cash operating working
capital items:
Prepaid expenses	10,000	(13,750)	-
Accounts payable and accrued liabilities	(92)	7,148	7,608
	(30,524)	(48,226)	(108,673)

Cash Provided By Investing Activity
Mineral property acquisition costs	-	-	(4,582)

Cash Provided By Financing Activities
Issuance of common stock	-	36,250	111,250
Share subscription received	-	(3,000)	-
	-	33,250	111,250

Foreign Exchange Effect On Cash	(883)	4,275	5,953

Increase (Decrease) In Cash	(31,407)	(10,701)	3,948

Cash, Beginning Of Period	35,355	68,003	-

Cash, End Of Period	$3,948	$57,302	$3,948

Supplemental Disclosure Of Cash Flow
Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying condensed notes are an integral part of these financial statements.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JULY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These second quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s October 31, 2007 Form 10-KSB. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosures which would substantially duplicate that contained in the Company’s October 31, 2007 financial statements, have been omitted. The results of operations for the nine month period ended July 31, 2008 are not necessarily indicative of results for the entire year ending October 31, 2008.

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

As shown in the accompanying financial statements, for the period from March 16, 2006 (inception) to July 31, 2008, the Company had no revenue and incurred net losses aggregating $116,281. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through debt, and private and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JULY 31, 2008
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

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. Also, long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

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

AUROR CAPITAL CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JULY 31, 2008
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

The Company’s business activities are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion if and when revenue is generated from the Company’s business activities.

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

In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At July 31, 2008, the Company had no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JULY 31, 2008
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

During 2006, the Company acquired an undivided 100% interest in a mineral claim (known as the “Katrina”) located in the Province of British Columbia for $4,582 (CDN$5,000).

4.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters.

5.	SUBSEQUENT EVENTS

Subsequent to July 31, 2008, the Company borrowed $13,000 on a non-interest bearing, demand loan from a company controlled by a common officer.

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

General

We were incorporated under the laws of Nevada on March 16, 2006. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We are the owner of the Katrina mineral claim which is located in the Kamloops Mining Division of the Province of British Columbia, Canada.

Our plan of operation is to carry out preliminary exploration work on our Katrina mineral claim in order to ascertain whether our mineral claim warrants advanced exploration to determine whether it possesses commercially exploitable deposits of gold, silver, copper and/or zinc. We will not be able to determine whether or not our mineral claim contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability. We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our equity securities to fund operations. During the exploration stage of our company, we will be dependent on future additional financing in order to maintain our operations and continue our exploration activities.

Katrina Mineral Claim

We acquired the Katrina mineral claim from Laurence Sookochoff in consideration for the purchase price of $4,582 pursuant to a Bill of Sale dated April 28, 2006. The Katrina mineral claim is comprised of 24 cells totaling 493 hectares located within the Kamloops Mining Division in the Province of British Columbia, Canada.

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

Anticipated Cash Requirements

We estimate that our total expenditures over the next 12 months will be approximately $17,000. Our plan of operation for the next 12 months is to complete the following objectives:

1.

We have completed all of the initial phases of our initial exploration program up to Phase IIIa, we have determined to proceed to the next phase of our recommended exploration program on our Katrina mineral claim. Phase IIIb will consist of detailed field examination of potential exploration sites including localized geophysical surveys and is estimated to cost approximately $5,000. We expect to commence the second stage of the third phase of our exploration program during our fourth quarter, depending on the availability of our consulting geologist and subject to receiving additional financing.

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

As at July 31, 2008, we had cash reserves of $3,948 and working capital of $922. During the twelve month period ending July 31, 2009, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine month periods ended July 31, 2008 which are included herein.

Our operating results for the three and nine month periods ended July 31, 2008 and 2007 are summarized as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Revenue	$-	$-	$-	$-
Operating Expenses	10,118	25,028	40,432	41,624
Net Loss	$10,118	$25,028	$40,432	$41,624

Revenues

We are presently in the exploration stage of our business, have not earned any revenues to date, and do not anticipate earning revenues until such time as we enter into commercial production of our claims under joint venture or other mineral properties we may acquire from time to time.

Expenses

Our expenses for the three and nine month periods ended July 31, 2008 and 2007 are outlined in the table below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Exploration Expenses	$1,175	$2,619	$2,672	$6,209
Filing Fees	403	1,977	1,830	2,212
General and Administrative	27	5,030	180	5,409
Professional Fees	5,713	14,152	23,600	26,544
Transfer Agent Fees	2,800	1,250	12,150	1,250
Total Expenses	$10,118	$25,028	$40,432	$41,624

General and Administrative

The decrease in our general and administrative expenses for the three and nine month periods ended July 31, 2008 compared to July 31, 2007 was primarily due to: (i) a decrease in professional fees; (ii) a decrease in transfer agent fees; and (iii) a decrease in exploration expenses.

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

Liquidity And Capital Resources

Working Capital

			Percentage
	As at	As at October	Increase /
	July 31, 2008	31, 2007	(Decrease)
Current Assets	$3,948	$45,355	(91.2%	)
Current Liabilities	$7,608	$7,700	(1.3%	)
Working Capital	$(3,660)	$37,655	(109.7%	)

Cash Flows
	Nine Month Period	Nine Month Period	Percentage
	Ended	Ended	Increase /
	July 31, 2008	July 31, 2007	(Decrease)
Cash used in Operating Activities	$(30,524)	$(48,226)	(36.7%	)
Cash provided by Investing Activities	$-	$-	-
Cash provided by Financing Activities	$-	$33,250	(100%	)
Net Increase (Decrease) in Cash	$(31,407)	$(10,701)	193.4%

We anticipate that we will incur approximately $17,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of ($30,524) during the three and nine month periods ended July 31, 2008 and ($48,226) during the three and nine month periods ended July 31, 2007. Cash used in operating activities was funded by cash from financing activities. Subsequent to July 31, 2008, the Company borrowed $13,000 on a non-interest bearing, demand loan from a company controlled by a common officer.

Cash From Investing Activities

No cash was used or provided in investing activities during the three and nine month periods ended July 31, 2008.

Cash from Financing Activities

We generated no cash from financing activities during the three and nine month periods ended July 31, 2008.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at July 31, 2008, our company has accumulated losses of $116,281 since inception. Although we estimate that we have sufficient funds for planned operations until December, 2008, we will be required to raise additional funds for operations after that date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Our current operating funds are estimated to be sufficient to complete the initial three phases of preliminary exploration of our mineral claims, however, we will need to obtain additional financing in order to complete our business plan. As of July 31, 2008, we had cash and cash equivalents of $3,948 and working capital of $922. Our business plan calls for significant expenses in connection with the exploration of our mineral claims. The exploration programs on our property as recommended by our consulting geologist are estimated to cost approximately $91,000. We will require additional financing in order to complete phase four of the recommended exploration program. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market price of gold and other base metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

If we are unable to maintain our interest in the Katrina mineral claim, then we will lose our interest in this mineral claim and our business will fail.

Our mineral properties consist of our interest in the Katrina mineral claim. British Columbia law requires that a holder of title to mineral claims must spend at least CDN$4 per hectare per year in order to keep the property in good standing. The annual cost of compliance with the Mineral Tenure Act with respect to our Katrina mineral claim is presently approximately CDN$1,956 per year. The Katrina mineral claim is in good standing with the Province of British Columbia until December 3, 2009, therefore exploration work with a minimum value of CDN$1,956 for the property is required before December 3, 2009. If we do not complete this minimum amount of exploration work by such date, we will be required to pay a fee in lieu of exploration work in the amount of CDN$4 per hectare, or CDN$1,956 in total, to the Province of British Columbia. If we fail to make any of the required payments, we would lose our interest in the Katrina mineral claim and you could lose all or part of your investment in this offering.

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

We have incurred a net loss of $116,281 for the period from March 16, 2006 (inception) to July 31, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

         Date:          September 15, 2008