Form 10-K
period 2008-10-31
AUROR CAPITAL CORP
filed 2009-01-27
CIK 1397951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 000-52664

AUROR CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0371433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 2466 West 12th Avenue, Vancouver, British
Columbia, Canada	V6K 2P1
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 604.787.4860

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [   ]    No [X]

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter)
is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	(Do not check if a smaller reporting company)	Accelerated filer [ ]
Non-accelerated filer [ ]		Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X]    No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: 211,250 based on a price of $0.10 per share, being the issue price per share of the last private placement of our company in February,
2007. The aggregate market value as determined by the average of bid and ask closing prices is inapplicable due to the fact that the common shares of our company have not traded to date.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [   ]    No [   ]    N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 7,112,500 shares of common stock as of January 27, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part
II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The
listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

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

  the uncertainty that we will not be able to successfully identify and evaluation a suitable business opportunity;
  risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;
  risks related to the failure to successfully management or achieve growth of a new business opportunity; and
  other risks and uncertainties related to our business strategy.

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

ITEM 1.               BUSINESS

General

We were incorporated as Auror Capital Corp. under the laws of Nevada on March 16, 2006. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. On January 23, 2009, we decided to abandon our Katrina mineral claim due to our unsuccessful explorations to date and our inability to attract investment capital to proceed with further exploration on the claim.

We are currently seeking other opportunities in the mining industry. Simultaneously, we are seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We are currently in negotiations with several parties to enter into a business opportunity but we have not entered into any definitive agreements to date and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue seeking new business opportunities.

Our Current Business

We are currently seeking opportunities to acquire prospective or existing mineral properties, prospective or producing oil and gas properties or other oil and gas resource related projects. Simultaneously, we are seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We are currently in negotiations with several parties to enter into a business opportunity but we have not entered into any definitive agreements to date and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our company believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) improved trading efficiency; (v) stockholder liquidity; (vi) greater ease in subsequently raising capital; (vii) compensation of key employees through stock options; (viii) enhanced corporate image; and (ix) a presence in the United States capital market.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

As of the date hereof, management has not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

As an exploration stage company, we are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective property through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Competition

We conduct our business in an environment that is highly competitive and unpredictable. In seeking out prospective properties, we have encountered intense competition in all aspects of our proposed business as we compete directly with other development stage companies as well as established international companies. Many of our competitors are national or international companies with far greater resources, capital and access to information than us. Accordingly, these competitors may be able to spend greater amounts on the acquisition of prospective properties and on the exploration and development of such properties. In addition, they may be able to afford greater geological expertise in the exploration and exploitation of mineral and oil and gas properties. This competition could result in our competitors having resource properties of greater quality and attracting prospective investors to finance the development of such properties on more favorable terms. As a result of this competition, we may become involved in an acquisition with more risk or obtain financing on less favorable terms

Compliance with Government Regulation

We will not know the government regulations and the cost of compliance with such regulations with which we must comply until such time as we acquire an interest in a particular mineral or oil and gas property. If we are successful in acquiring a property interest, we will be required to comply with the regulations of governmental authorities and agencies applicable to the federal, state or provincial and local jurisdictions where the property is located. Exploitation and development of mineral and oil and gas properties may require prior approval from applicable governmental regulatory agencies. There can be no assurance that such approvals will be obtained.

If our activities should advance to the point where we engage in mining or oil and gas operations, we could become subject to environmental regulations promulgated by federal, state or provincial, and local government agencies as applicable. Environmental legislation provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with the mining industry which could result in environmental liability. A breach or violation of such legislation may result in the imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental assessments are increasingly imposing higher standards, greater enforcement, fines and penalties for non-compliance. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies, directors, officers and employees. The cost of compliance in respect of environmental regulation has the potential to reduce the profitability of any future revenues that our company may generate.

Employees

Currently our only employee is our sole director and officer. We do not expect any material changes in the number of employees over the next 12 month period. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. Our sole officer does not have an employment agreement with us.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A.             RISK FACTORS

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATING TO OUR BUSINESS AND FINANCIAL CONDITION

We are a development stage company with a limited operating history that makes it impossible to reliably predict future growth and operating results.

We have not been able to achieve profitable operations and there are no assurances that we will be able to do so in the future. Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the development of a business in general. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and there can be no assurance that we will generate significant operating revenues in the future or ever achieve profitable operations.

We have no formal written agreement for a business combination or other transaction and there can be no assurance that we will be able to successfully identify and evaluate a suitable business opportunity.

As at the date of this report, we have no formal written agreement with respect to acquiring a business opportunity or engaging in a business combination with any private entity. The success of our company following an entry into any business opportunity or business combination will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While management intends to seek business opportunities and/or business combinations with entities with established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

As there are a large number of established and well-financed entities actively seeking suitable business opportunities and business combinations, we are at a competitive disadvantage in identifying and completing such opportunities.

We are, and will continue to be, an insignificant participant seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are active in seeking suitable business opportunities or business combinations which may also be desirable target candidates for our company. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than our company. Consequently, we are at a competitive disadvantage in identifying possible business opportunities and completing a business combination. In addition, we will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

Upon completion of a business opportunity or combination, there can be no assurance that we will be able to successfully manage or achieve growth of that business opportunity or combination.

Our ability to achieve growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including our ability to hire and train management and other employees and the adequacy of our financial resources. There can be no assurance that we will be able to successfully manage any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a material adverse effect on our company.

If we complete a business opportunity or combination, management of our company may be required to sell or transfer common shares and resign as members of our board of directors.

A business combination or acquisition of a business opportunity involving the issuance of our common shares may result in new shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the shares they hold in our company and require such individuals to resign as members of our board. The resulting change in control of our company could result in the removal of one or more of our present officers and directors and a corresponding reduction in or elimination of their participation in the future affairs of our company.

If we complete a business opportunity or combination, we may be required to issue a substantial number of common shares which would dilute the shareholdings of our current shareholders and result in a change of control of our company.

We may pursue the acquisition of a business opportunity or a business combination with a private company. The likely result of such a transaction would result in our company issuing common shares to shareholders of such private company. Issuing previously authorized and unissued common shares in the capital of our company will reduce the percentage of common shares owned by existing shareholders and may result in a change in the control of our company and our management.

Our common stock is illiquid and shareholders may be unable to sell their shares.

There is currently a limited market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment. Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. These fluctuations may adversely affect the trading price of our common shares.

We may be unsuccessful at identifying, acquiring and operating suitable business opportunities and if we are unable to find, acquire or operate a suitable opportunity for our company, we may never achieve profitable operations.

We may not be able to find the right business opportunity for our company to become engaged in or we may not succeed in becoming engaged in the business opportunity we choose because we may not act fast enough or have enough money or other attributes to attract the new business opportunity. Before we begin to have any significant operations, we will have to become involved in a viable business opportunity. In addition, in order to be profitable, we will have to, among other things, hire consultants and employees, develop products and/or services, market our products/services, ensure supply and develop a customer base. There is no assurance that we will be able to identify, negotiate, acquire and develop a business opportunity and we may never be profitable.

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

ITEM 2.               PROPERTIES.

Executive Offices

Our executive offices are located at 2466 West 12th Avenue, Vancouver, British Columbia V6K 2P1, Canada. Mr. Ian McBean, our sole director and officer, currently provides this space to us free of charge. This space may not be available to us free of charge in the future. We do not own any real property.

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

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Holders of our Common Stock

As of January 27, 2009, there were 46 registered stockholders holding 7,112,500 shares of our issued and outstanding common stock.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities that were not registered under the Securities Act during the fiscal year ended October 31, 2008.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6.               SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Plan of Operation

We are a junior exploration stage company that has not yet generated or realized any revenues from our business operations. We abandoned our Katrina mineral claim on January 23, 2009.

We are currently seeking opportunities to acquire prospective or existing mineral properties, prospective or producing oil and gas properties or other oil and gas resource related projects. Simultaneously, we are seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We are currently in negotiations with several parties to enter into a business opportunity but we have not entered into any definitive agreements to date and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Even if we are able to acquire an interest in a mineral or oil and gas property or enter into a business opportunity and obtain the necessary funding, there is no assurance that any revenues would be generated by us or that revenues generated would be sufficient to provide a return to investors.

Anticipated Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

1.	$20,000 in connection with our company locating, evaluating and negotiating potential mineral or oil and gas properties or business opportunities;

2.	$20,000 for operating expenses, including professional legal and accounting expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934; and

We will incur additional expenses if we are successful in entering into an agreement to acquire an interest in a prospective or existing mineral property, a prospective or producing oil or gas property or a business opportunity. If we acquire any property interests, we will require significant funds to develop the property in addition to any acquisition costs. It is not possible to estimate such funding requirements until such time as we enter into a definitive agreement to acquire an interest in a property or enter into a business combination.

We require a minimum of approximately $40,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. As we had cash in the amount of $3,879 and a working capital deficit in the amount of $(10,808) as of October 31, 2008, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended October 31, 2008 which are included herein.

Our operating results for the years ended October 31, 2008 and 2007 are summarized as follows:

	Years Ended
	October31,
	2008	2007

Revenue	$-	$-
Operating Expenses	53,510	63,557
Net Loss	$53,510	$63,557

Revenues

We recently abandoned our Katrina mineral claim, have not earned any revenues to date, and do not anticipate earning revenues until such time as we are able to acquire an interest in a mineral or oil and gas property or enter into a business opportunity.

Expenses

Our expenses for the years ended October 31, 2008 and 2007 are outlined in the table below:

	Years Ended
	October 31,
	2008	2007

Exploration Expenses	$3,380	$8,619
Filing Fees	2,454	2,828
General and Administrative	212	5,435
Professional Fees	30,432	39,947
Transfer Agent Fees	12,450	6,728
Impairment Charge	4,582	-
Total Expenses	$53,510	$63,557

General and Administrative

The decrease in our general and administrative expenses for the year ended October 31, 2008 compared to October 31, 2007 was primarily due to: (i) a decrease in professional fees; (i) a decrease in filing fees; and (iii) a decrease in exploration expenses.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization. Legal expenses will be ongoing during fiscal 2009 as we are subject to the reporting obligations of the Securities Exchange Act of 1934.

Liquidity And Capital Resources

Working Capital

			Percentage
	As at	As at October	Increase /
	October 31, 2008	31, 2007	(Decrease)

Current Assets	$3,879	$49,937	(92.2%)
Current Liabilities	$14,687	$7,700	90.7%
Working Capital	$(10,808)	$42,237	(125.6%)

Cash Flows
			Percentage
	Year Ended	Year Ended	Increase /
	October 31, 2008	October 31, 2007	(Decrease)
Cash used in Operating Activities	$(42,734)	$(72,996)	(41.5%)
Cash provided by Investing Activities	$-	$-	N/A
Cash provided by Financing Activities	$10,793	$33,250	(67.5%)
Foreign Exchange Effect on Cash	465	$7,098	(93.4%)
Net Increase (Decrease) in Cash	$(31,467)	$(32,648)	(3.6%)

We anticipate that we will incur approximately $40,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of ($42,734) during the year ended October 31, 2008 and ($72,996) during the year ended October 31, 2007. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided in investing activities during the years ended October 31, 2008 and October 31, 2007.

Cash from Financing Activities

We generated $10,793 cash from financing activities during the year ended October 31, 2008 compared to cash from financing activities in the amount of $33,250 during the year ended October 31, 2007. Cash generated by financing activities is attributable to the shareholders loans of $10,793.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at October 31, 2008, our company has accumulated losses of $129,359 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended October 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities. Ian McBean has agreed to continue to provide loans to a minimal amount to carry on our legal, accounting and reporting needs.

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

We regularly perform evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of our investments in these assets. Also, long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that we will continue exploration on such project. We do not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. Our company is currently evaluating the impact of adopting SFAS 162 but does not expect that it will have a significant effect on its financial position, cash flows or results of operations.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60,” or SFAS 163. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Our company is currently evaluating the impact of adopting SFAS 163 but does not expect that it will have a significant effect on its financial position, cash flows or results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, "Business Combinations" (“FAS 141R”) which replaces FAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of FAS 141R is prohibited. Our company will assess the impact of FAS 141R in the event it enters into a business combination for which the expected acquisition date is subsequent to the required effective date.

In December 2007, the FASB issued FAS 160, which is effective for fiscal years beginning after December 15, 2008. Under FAS 160, the non-controlling interest will be measured at 100% of the fair value of assets acquired and liabilities assumed. Under current standards, the non-controlling interest is measured at book value. For presentation and disclosure purposes, non-controlling interests will be classified as a separate component of shareholders’ equity. In addition, FAS 160 will change the manner in which increases/decreases in ownership percentages are accounted for. Changes in ownership percentages will be recorded as equity transactions and no gain or loss will be recognized as long as the parent retains control of the subsidiary. When a parent company deconsolidates a subsidiary but retains a non-controlling interest, the non-controlling interest is re-measured at fair value on the date control is lost and a gain or loss is recognized at that time. Finally, under FAS 160, accumulated losses attributable to the non-controlling interests are no longer limited to the original carrying amount, and therefore non-controlling interests could have a negative carrying balance. The provisions of FAS 160 are to be applied prospectively with the exception of the presentation and disclosure provisions, which are to be applied for all prior periods presented in the financial statements. Early adoption is not permitted. Our company has reviewed the standards of FAS 160 and has concluded that it will not have any effect on its financial statements.

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for our company would be the fiscal year beginning September 1, 2008. Our company is currently evaluating the impact of adopting SFAS No. 157 but does not expect that it will have a significant effect on its financial position or results of operations.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

Report of Registered Independent Public Accountants

To the Board of Directors and Stockholders,
Auror Capital Corp.
(an exploration stage company)

We have audited the accompanying balance sheets of Auror Capital Corp. (the “Company”) (an exploration stage company) as of October 31, 2008 and October 31, 2007 and the related statements of operations, cash flows and stockholders’ equity for the years then ended and for the period from March 16, 2006 (inception) to October 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Auror Capital Corp. as of October 31, 2008 and October 31, 2007 and the results of its operations and its cash flows for the fiscal years then ended and for the period March 16, 2006 (inception) to October 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

JORGENSEN & CO.

January, 19, 2009
Bellevue, WA

AUROR CAPITAL CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	OCTOBER 31
	2008	2007

ASSETS

Current
Cash	$3,879	$35,355
Prepaid expenses	-	10,000
	3,879	45,355

Mineral Property Acquisition Costs (Note 3)	-	4,582

	$3,879	$49,937

LIABILITIES

Current
Accounts payable and accrued liabilities	$3,894	$7,700
Shareholder’s loan	10,793	-
	14,687	7,700

STOCKHOLDERS’ EQUITY

Capital Stock (Note 4)
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
5,000,000 preferred stock with a par value of $0.001
per share

Issued:
7,112,500 common shares at October 31, 2008 and
October 31, 2007	7,112	7,112

Additional Paid-In Capital	104,138	104,138
Accumulated Other Comprehensive Gain	7,301	6,836
Deficit Accumulated During The Exploration Stage	(129,359)	(75,849)
	(10,226)	42,237

	$8,461	$49,937

The accompanying notes are an integral part of these financial statements.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			MARCH 16
	YEAR ENDED		2006 TO
	OCTOBER 31		OCTOBER 31
	2008	2007	2008

Revenue	$-	$-	$-

Expenses
Exploration expenses	3,380	8,619	15,313
Filing fees	2,454	2,828	5,726
General and administrative	212	5,435	6,130
Professional fees	30,432	39,947	82,430
Transfer agent fees	12,450	6,728	19,178
Impairment charge	4,582		4,582

Net Loss For The Period	$(53,510)	$(63,557)	$(129,359)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Common
Shares Outstanding	7,112,500	7,055,640

STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Stated in U.S. Dollars

			PERIOD FROM
			INCEPTION
			MARCH 16
	YEAR ENDED		2006 TO
	OCTOBER 31		OCTOBER 31
	2008	2007	2008

Other Comprehensive Loss
Net loss for the period	$(53,510)	$(63,557)	$(129,359)
Foreign currency translation adjustment	465	7,098	7,301

Total Comprehensive Loss	$(53,045)	$(56,459)	$(122,058)

The accompanying notes are an integral part of these financial statements.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			MARCH 16
	YEAR ENDED		2006 TO
	OCTOBER 31		OCTOBER 31
	2008	2007	2008

Cash (Used In) Operating Activities
Net loss for the period	$(53,510)	$(63,557)	$(129,359)
Changes in non-cash operating working capital
items:
Accounts payable and accrued liabilities	(3,806)	561	3,894
Prepaid expenses	10,000	(10,000)	-
Impairment charge	4,582		4,582
	(42,734)	(72,996)	(120,883)

Cash Provided By Investing Activity
Mineral property acquisition costs	-	-	(4,582)

Cash Provided By Financing Activities
Issuance of common stock	-	36,250	111,250
Share subscription received	-	(3,000)	-
Shareholder’s loan	10,793	-	10,793
	10,793	33,250	122,043

Foreign Exchange Effect On Cash	465	7,098	7,301

Increase (Decrease) In Cash	(31,476)	(32,648)	3,879

Cash, Beginning Of Period	35,355	68,003	-

Cash, End Of Period	$3,879	$35,355	$3,879

Supplemental Disclosure Of Cash Flow
Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

PERIOD FROM MARCH 16, 2006 (INCEPTION) TO OCTOBER 31, 2008
(Stated in U.S. Dollars)

						DEFICIT
	COMMON STOCK				ACCUMULATED	ACCUMULATED
			ADDITIONAL	SHARE	OTHER	DURING THE
			PAID-IN	SUBSCRIPTIONS	COMPREHENSIVE	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVED	LOSS	STAGE	TOTAL

Opening Balance
March 16, 2006 – Stock issued for cash
at $0.001	5,000,000	$5,000	$-	$-	$-	$-	$5,000
June 26, 2006 – Stock issued for cash at
$0.04	1,750,000	1,750	68,250	-	-	-	70,000
Share subscriptions received	-	-	-	3,000	-	-	3,000
Foreign currency translation	-	-	-	-	(262)	-	(262)
Net loss for the period	-	-	-	-	-	(12,292)	(12,292)

Balance, October 31, 2006	6,750,000	6,750	68,250	3,000	(262)	(12,292)	65,446

December 12, 2006 – Stock issued for
cash at $0.10	265,500	265	26,285	(3,000)	-	-	23,550
February 7, 2007 – Stock issued for
cash at $0.10	97,000	97	9,603	-	-	-	9,700
Foreign currency translation	-	-	-	-	7,098	-	7,098
Net loss for the period	-	-	-	-	-	(63,557)	(63,557)

Balance, October 31, 2007	7,112,500	7,112	104,138	-	6,836	(75,849)	42,237

Foreign currency translation	-	-	-	-	465	-	465
Net loss for the period	-	-	-	-	-	(53,510)	(53,510)

Balance, October 31, 2008	7,112,500	$7,112	$104,138	$-	$7,301	$(129,359)	$(10,808)

The accompanying notes are an integral part of these financial statements.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Organization

Auror Capital Corp. (“the Company”) was incorporated in the State of Nevada, U.S.A., on March 16, 2006. The Company’s principal executive offices are in Vancouver, British Columbia, Canada.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purpose of acquiring exploration and development stage natural resource properties, and is an exploration stage company as defined in the Securities and Exchange Commission (“S.E.C.”) Industry Guide No. 7. However, the Company’s October 31, 2008 financial statements reflect an impairment charge for all of its natural resource and exploration property and, without natural resource property or other business assets, the Company may be considered a public shell entity with a proposed business strategy of merging with a private operating company.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, for the period from March 16, 2006 (inception) to October 31, 2008, the Company had no revenue and incurred net losses aggregating $129,359. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and/or upon the successful merger with a private operating company. Management has plans to seek additional capital through debt, and private and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

AUROR CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a)	Organization and Start-up Costs

Costs of start up activities, including organizational costs, are expensed as incurred.

	b)	Mineral Property Interests

For the periods covered by these financial statements, the Company was an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing, in accordance with Financial Accounting Standards 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, when facts and circumstances indicate impairment may exist.

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

AUROR CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2008
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

In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At October 31, 2008, the Company had no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation. Loss per share is rounded to the nearest penny.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2008
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

AUROR CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	i)	Asset Retirement Obligations

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

The following Recent Accounting Pronouncements are disclosed as they may be applicable to the Company’s operations and have an impact on the Company’s financial statements:

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company is currently evaluating the impact of adopting SFAS 162 but does not expect that it will have a significant effect on its financial position, cash flows or results of operations.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60,” or SFAS 163. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk- management activities of the insurance enterprise be effective for the first period beginning after issuance. The Company is currently evaluating the impact of adopting SFAS 163 but does not expect that it will have a significant effect on its financial position, cash flows or results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, "Business Combinations" (“FAS 141R”) which replaces FAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of FAS 141R is prohibited. The company will assess the impact of FAS 141R in the event it enters into a business combination for which the expected acquisition date is subsequent to the required effective date.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2007, the FASB issued FAS 160, which is effective for fiscal years beginning after December 15, 2008. Under FAS 160, the non-controlling interest will be measured at 100% of the fair value of assets acquired and liabilities assumed. Under current standards, the non- controlling interest is measured at book value. For presentation and disclosure purposes, non- controlling interests will be classified as a separate component of shareholders’ equity. In addition, FAS 160 will change the manner in which increases/decreases in ownership percentages are accounted for. Changes in ownership percentages will be recorded as equity transactions and no gain or loss will be recognized as long as the parent retains control of the subsidiary. When a parent company deconsolidates a subsidiary but retains a non-controlling interest, the non-controlling interest is re-measured at fair value on the date control is lost and a gain or loss is recognized at that time. Finally, under FAS 160, accumulated losses attributable to the non-controlling interests are no longer limited to the original carrying amount, and therefore non-controlling interests could have a negative carrying balance. The provisions of FAS 160 are to be applied prospectively with the exception of the presentation and disclosure provisions, which are to be applied for all prior periods presented in the financial statements. Early adoption is not permitted. The Company has reviewed the standards of FAS 160 and has concluded that it will not have any effect on its financial statements.

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning September 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 but does not expect that it will have a significant effect on its financial position or results of operations.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

4.	MINERAL PROPERTY

During 2006, the Company acquired an undivided 100% interest in a mineral claim (known as the “Katrina”) located in the Province of British Columbia for $4,582 (CDN$5,000).

For the fourth quarter ended October 31, 2008, the Company recognized an impairment charge of $4,582 for its Katrina holdings, representing all of its natural resource properties. The Company determined that indicators of impairment were present and that the undiscounted cash flows estimated to be generated by this asset was less than the carrying amount.

5.	SHARE CAPITAL

On March 16, 2006, the Company issued 5,000,000 common shares to the Company’s founder at a price of $0.001 per share.

Pursuant to a private offering, on June 26, 2006, the Company issued 1,750,000 common shares at a price of $0.04 per share.

On December 12, 2006, pursuant to a private placement, the Company issued 265,500 shares of its common stock at $0.10 per share for cash.

On February 7, 2007, pursuant to a private placement, the Company issued 97,000 common shares at $0.10 per share for cash.

The Company has no stock option plan, warrants or other dilutive securities.

6.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters.

7.	INCOME TAX

	a)	Income Tax Provision

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes. The difference results from the following items:

	2008	2007
Computed expected (benefit of) income taxes	$(18,000)	$(21,500)
Increase in valuation allowance	18,000	21,500

Income tax provision	$-	$-

AUROR CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

7.	INCOME TAX (Continued)

b)	Significant components of the Company’s deferred income tax assets are as follows:

	2008	2007

Operating loss carryforward	$133,000	$80,000

Statutory tax rate	34%	34%

Deferred income tax assets	$45,000	$27,000
Valuation allowance	(45,000)	(27,000)

Net deferred tax assets	$-	$-

c)

The Company has incurred operating losses and approximately $129,359, which, if unutilized, will fully expire in 2028. Subject to certain restrictions, the Company has mineral property and exploration expenditures of $4,500 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	INCOME TAX OPERATING
	LOSS CARRY FORWARD
		EXPIRATION
	AMOUNT	DATE

2008	$53,000	2028
2007	63,500	2027
2006	16,500	2026

Total income tax operating loss carry forward	$133,000

8.	SUBSEQUENT EVENTS

The Company has received two non-interest bearing demand loans totaling $6,000. These loans were made by the Company’s CEO.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.             CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.

As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of October 31, 2008.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.             OTHER INFORMATION.

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at January 27, 2009, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Ian McBean	President, Secretary, Treasurer and a Director	59	March 16, 2006

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Ian McBean is our president, secretary and treasurer and our sole director. Mr. McBean has been our president, secretary and treasurer and our sole director since our incorporation on March 16, 2006. Mr. McBean has been the president from 2000 to present of Jealax Consulting Inc., Mr. McBean’s personal consulting company, which provides consulting services to small and medium sized companies with respect to real estate issues such as dealing with government expropriations, highways, and other land use issues. In addition, Mr. McBean has from February 2001 to July 2008 been the manager of the Vancouver operations of Scott Land & Lease, a company involved in the mineral, oil and gas industry that acts as a land agent and secures mineral leases, oil and gas rights, right of ways for gas, oil, and water pipelines as well as consults on a broad range of land use related issues.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the director and officer described above.

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

Audit Committee

The Company’s audit committee is composed of its sole director and officer, Ian McBean.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Code of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our annual report. on Form 10-KSB filed on February 13, 2008. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Section 16(a) Beneficial Ownership Compliance

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

ITEM 11.             EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended October 31, 2008; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended October 31, 2008 and 2007, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Ian McBean(1) President, Chief Executive Officer and Chief Financial Officer	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Ian McBean has been our president, chief executive officer and chief financial officer since March 16, 2006.

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

Outstanding Equity Awards at Fiscal Year-End

As at October 31, 2008, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our sole executive officer.

Aggregated Options Exercised in the Year Ended October 31, 2008 and Year End Option Values

There were no stock options exercised during the year ended October 31, 2008.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended October 31, 2008.

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Employment Contracts

We presently do not have any employment agreements or other compensation arrangements with Mr. McBean. Generally, Mr. McBean provides his services on a part-time basis without compensation. Mr. McBean has agreed not to charge any management fee during the current period in which we are seeking new business opportunities.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of January 27, 2009, there were 7,112,500 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

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

(2)	The percentage of class is based on 7,112,500 shares of common stock issued and outstanding as of January 27, 2009.

(3)	Registered in the name of Jealax Consulting Inc., a private company controlled by Mr. Ian McBean.

(4)	Registered in the name of Willows Equities Ltd., a private company controlled by Mr. Sam Gudewill.

(5)	Includes 250,000 shares in the name of Greg Alexander, 250,000 shares in the name of Maramagnum Holdings Inc. and 250,000 shares in the name of Sidonia Technical Services Inc.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, since commencement of our fiscal year ended October 31, 2008, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,00 or 1% of the average of our company’s total assets for the last three completed financial years:

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

National Instrument 52-110

We are a reporting issuer in the Province of British Columbia. National Instrument 52-110 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor. Our audit committee is presently composed of our sole officer and director. Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the sole audit committee member is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Since the commencement of our company’s most recently completed financial year, our company has not relied on the exemptions contained in sections 2.4 or 8 of National Instrument 52-110. Section 2.4 (De Minimis Non-audit Services) provides an exemption from the requirement that the audit committee must pre-approve all non-audit services to be provided by the auditor, where the total amount of fees related to the non-audit services are not expected to exceed 5% of the total fees payable to the auditor in the fiscal year in which the non-audit services were provided. Section 8 (Exemptions) permits a company to apply to a securities regulatory authority for an exemption from the requirements of National Instrument 52-110 in whole or in part.

The audit committee has adopted specific policies and procedures for the engagement of non-audit services as set out in the Audit Committee Charter of our company. A copy of our company’s Audit Committee Charter is filed as an exhibit to this annual report.

Transactions with Independent Directors

Our sole director, Ian McBean, is also our chief executive officer, president and treasurer. As a result, we do not have any independent directors.

Board of Directors

Our board of directors currently acts with one member consisting of Ian McBean. We have determined that Mr. McBean is not independent as that term is defined in National Instrument 52-110 due to the fact that he is our sole director and officer.

Our board of directors facilitates its exercise of independent supervision over management by endorsing the guidelines for responsibilities of the board as set out by regulatory authorities on corporate governance in Canada and the United States. Our board’s primary responsibilities are to supervise the management of our company, to establish an appropriate corporate governance system, and to set a tone of high professional and ethical standards.

The board is also responsible for:

  selecting and assessing members of the Board;
  choosing, assessing and compensating the Chief Executive Officer of our company, approving the compensation of all executive officers and ensuring that an orderly management succession plan exists;
  reviewing and approving our company’s strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;
  adopting a code of conduct and a disclosure policy for our company, and monitoring performance against those policies;
  ensuring the integrity of our company's internal control and management information systems;
  approving any major changes to our company’s capital structure, including significant investments or financing arrangements; and
  reviewing and approving any other issues which, in the view of the Board or management, may require Board scrutiny.

Orientation and Continuing Education

We have an informal process to orient and educate new recruits to the board regarding their role of the board, our committees and our directors, as well as the nature and operations of our business. This process provides for an orientation with key members of the management staff, and further provides access to materials necessary to inform them of the information required to carry out their responsibilities as a board member. This information includes the most recent board approved budget, the most recent annual report, the audited financial statements and copies of the interim quarterly financial statements.

The board does not provide continuing education for its directors. Each director is responsible to maintain the skills and knowledge necessary to meet his or her obligations as directors.

Nomination of Directors

The board is responsible for identifying new director nominees. In identifying candidates for membership on the board, the board takes into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity and the extent to which the candidate would fill a present need on the board. As part of the process, the board, together with management, is responsible for conducting background searches, and is empowered to retain search firms to assist in the nominations process. Once candidates have gone through a screening process and met with a number of the existing directors, they are formally put forward as nominees for approval by the board.

Assessments

The board intends that individual director assessments be conducted by other directors, taking into account each director’s contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our company’s major needs. However, due to our stage of development and our need to deal with other urgent priorities, the board has not yet implemented such a process of assessment.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended October 31, 2008 and October 31, 2007 for professional services rendered by Jorgenson & Co., Chartered Accountants for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended October 31, 2008	Year Ended October 31, 2007
Audit Fees and Audit Related Fees	$6,090	$8,250
Tax Fees	-	-
All Other Fees	$1,900	$400
Total	$7,990	$8,650

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Jorgenson & Co. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Jorgenson & Co.

PART IV

ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form SB-2 Registration Statement, filed on May 14, 2007)
3.2	Bylaws (filed as an exhibit to our Form SB-2 Registration Statement, filed on May 14, 2007)
3.3	Amended and Restated Bylaws (filed as an exhibit to our Quarterly Report on Form 10-QSB, filed on July 13, 2007)
14.1	Code of Ethics (filed as an exhibit to our Annual Report on Form 10-KSB filed on February 13, 2008)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.1*	Audit Committee Charter

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUROR CAPITAL CORP.

By	/s/ Ian McBean
Ian McBean
President, Secretary, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	January 27, 2009