Form 10-Q
period 2009-01-31
AUROR CAPITAL CORP
filed 2009-03-17
CIK 1397951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

604.787.4860
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]		Smaller reporting company [X]
(Do not check if a smaller reporting company)

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

2

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of March 16, 2009, there were 7,112,500 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUROR CAPITAL CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	JANUARY 31	OCTOBER 31
	2009	2008

ASSETS

Current
Cash	$6,524	$3,879

LIABILITIES

Current
Accounts payable and accrued liabilities	$6,133	$3,894
Due to related party	21,198	10,793
	27,331	14,687

STOCKHOLDERS’ (DEFICIENCY)

Capital Stock
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
5,000,000 preferred stock with a par value of $0.001 per
share

Issued:
7,112,500 common shares at January 31, 2009 and
October 31, 2008	7,112	7,112

Additional Paid-In Capital	104,138	104,138
Accumulated Other Comprehensive Gain	9,146	7,301
Deficit Accumulated During The Exploration Stage	(141,203)	(129,359)
	(20,807)	(10,808)

	$6,524	$3,879

The accompanying notes are an integral part of these financial statements.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			MARCH 16
	THREE MONTHS ENDED		2006 TO
	JANUARY 31		JANUARY 31
	2009	2008	2009

Revenue	$-	$-	$-

Expenses
Exploration expenses	-	-	15,313
Filing fees	573	361	6,299
General and administrative	34	21	6,164
Professional fees	11,037	9,042	89,467
Transfer agent fees	200	5,300	19,378
Impairment charge	-	-	4,582
	11,844	14,724	141,203

Net Loss For The Period	$(11,844)	$(14,724)	$(141,203)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number Of Common
Shares Outstanding	7,112,500	7,112,500

STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			MARCH 16
	THREE MONTHS ENDED		2006 TO
	JANUARY 31		JANUARY 31
	2009	2008	2009

Net Loss For The Period	$(11,844)	$(14,724)	$(141,203)

Other Comprehensive Loss
Foreign currency translation adjustment	1,845	(671)	9,146

Total Comprehensive Loss	$(9,999)	$(15,395)	$(132,057)

The accompanying notes are an integral part of these financial statements.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			MARCH 16
	THREE MONTHS ENDED		2006 TO
	JANUARY 31		JANUARY 31
	2009	2008	2009

Cash (Used In) Operating Activities
Net loss for the period	$(11,844)	$(14,724)	$(141,203)
Adjustment to reconcile net loss to net cash
used in operating activities:
Impairment charge	-	-	4,582
Changes in non-cash operating working
capital items:
Prepaid expenses	-	1,382	-
Accounts payable and accrued liabilities	2,239	(2,721)	6,133
	(9,605)	(16,063)	(130,488)

Cash (Used In) Investing Activity
Mineral property acquisition costs	-	-	(4,582)

Cash Provided By Financing Activities
Issuance of common stock	-	-	111,250
Due to related party	10,405	-	21,198
	10,405	-	132,448

Foreign Exchange Effect On Cash	1,845	(671)	9,146

Increase (Decrease) In Cash	800	(16,734)	6,524

Cash, Beginning Of Period	3,879	35,355	-

Cash, End Of Period	$6,524	$18,621	$6,524

Supplemental Disclosure Of Cash Flow
Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The interim financial statements as of and for the 3 months ended 3/31/09 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s October 31, 2008. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended January 31, 2009 are not necessarily indicative of results for the entire year ending October 31, 2009.

Organization

Auror Capital Corp. (“the Company”) was incorporated in the State of Nevada, U.S.A., on March 16, 2006. The Company’s principal executive offices are in Vancouver, British Columbia, Canada.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purpose of acquiring exploration and development stage natural resource properties. The Company is an exploration stage company as defined in the Securities and Exchange Commission (“S.E.C.”) Industry Guide No. 7. During the Company’s 2008 fiscal year, all of its natural resource exploration properties were abandoned.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, for the period from March 16, 2006 (inception) to January 31, 2009, the Company had no revenue and incurred net losses aggregating $141,203. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through debt, and private and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2009
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

AUROR CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2009
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

In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At January 31, 2009, the Company had no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2009
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

	g)	Impairment of Long-Lived Assets

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

Subsequent to October 31, 2008, the Company has ceased work on the claim. The property had been fully written down and abandoned at October 31, 2008.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

4.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters.

5.	RELATED PARTY TRANSACTIONS

At January 31, 2009, the Company was indebted in the amount of $21,198 to a company controlled by the Company’s president. Subsequent to January 31, 2009, the Company received an additional loan for $6,000 from this company. The loan is non-interest bearing and payable on demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three month period ended January 31, 2009 which are included herein.

Our operating results for the three month period ended January 31, 2009 and 2008 are summarized as follows:

	Three Months Ended
	January 31,
	2009	2008
Revenue	$-	$-
Operating Expenses	11,844	14,724
Net Loss	$11,844	$14,724

Revenues

We recently abandoned our Katrina mineral claim, have not earned any revenues to date, and do not anticipate earning revenues until such time as we are able to acquire an interest in a mineral or oil and gas property or enter into a business opportunity.

Expenses

Our expenses for the three month period ended January 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended
	January 31,
	2009	2008
Exploration Expenses	$-	$-
Filing Fees	573	361
General and Administrative	34	21
Professional Fees	11,037	9,042
Transfer Agent Fees	200	5,300
Total Expenses	$11,844	$14,724

General and Administrative

The decrease in our general and administrative expenses for the three month period ended January 31, 2009, compared to January 31, 2008 was primarily due to: (i) a decrease in professional fees; (ii) a decrease in transfer agent fees; and (iii) a decrease in exploration expenses.

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

Liquidity And Capital Resources

Working Capital

	As at	As at October	Increase /
	January 31, 2009	31, 2008	(Decrease)
Current Assets	$6,524	$3,879	(68.2%)
Current Liabilities	$27,331	$14,687	(86.1%)
Working Capital	$(20,807)	$(10,808)	(92.5%)

Cash Flows
	Three Month	Three Month	Percentage
	Period Ended	Period Ended	Increase /
	January 31, 2009	January 31, 2008	(Decrease)
Cash used in Operating Activities	$(9,605)	$(16,063)	(40.2%)
Cash provided by Investing Activities	$-	$-	N/A
Cash provided by Financing Activities	$10,405	$-	100%
Net Increase (Decrease) in Cash	$800	$(16,734)	(104.8%)

We anticipate that we will incur approximately $40,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of ($9,605) during the three period ended January 31, 2009 and ($16,063) during the three month period ended January 31, 2008. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided in investing activities during the three month period ended January 31, 2009.

Cash from Financing Activities

We generated cash of $10,405 from financing activities during the three month period ended January 31, 2009.

Disclosure of Outstanding Share Data

As at the date of this quarterly report, the Company had 7,112,500 shares of common stock issued and outstanding. The Company does not have any warrants, options or shares of any other class issued and outstanding as at the date of this quarterly report.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at January 31, 2009, our company has accumulated losses of $141,203 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

RISKS AND UNCERTAINTIES

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at January 31, 2009, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on May 14, 2007)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on May 14, 2007)
3.3	Amended and Restated Bylaws (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on July 13, 2007)
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (incorporated by referenced from our Annual Report on Form 10-K, filed on January 27, 2009)

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

         Date:          March 16, 2009