Form 10-Q
period 2009-04-30
AUROR CAPITAL CORP
filed 2009-06-18
CIK 1397951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post
such files). Yes [   ]    No [   ] (does not yet apply to registrant)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of
June 16, 2009, there were 7,112,500 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUROR CAPITAL CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

APRIL 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

AUROR CAPITAL CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	APRIL 30	OCTOBER 31
	2009	2008

ASSETS

Current
Cash	$117	$3,879

LIABILITIES

Current
Accounts payable and accrued liabilities	$2,494	$3,894
Due to related party	27,219	10,793
	29,713	14,687

STOCKHOLDERS’ (DEFICIENCY)

Capital Stock
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
5,000,000 preferred stock with a par value of $0.001 per
share

Issued:
7,112,500 common shares at April 30, 2009 and
October 31, 2008	7,112	7,112

Additional Paid-In Capital	104,138	104,138
Accumulated Other Comprehensive Gain	6,331	7,301
Deficit Accumulated During The Exploration Stage	(147,177)	(129,359)
	(29,596)	(10,808)

	$117	$3,879

The accompanying notes are an integral part of these financial statements.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					MARCH 16
	THREE MONTHS ENDED		SIX MONTHS ENDED		2006 TO
	APRIL 30		APRIL 30		APRIL 30
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Expenses
Exploration expenses	-	1,497	-	1,497	15,313
Filing fees	847	1,066	1,420	1,427	7,146
General and administrative	30	132	64	153	6,194
Professional fees	4,697	8,845	15,734	17,887	94,164
Transfer agent fees	400	4,050	600	9,350	19,778
Impairment charge	-	-	-	-	4,582
	5,974	15,590	17,818	30,314	147,177

Net Loss For The Period	$(5,974)	$(15,590)	$(17,818)	$(30,314)	$(147,177)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of Common
Shares Outstanding	7,112,500	7,112,500	7,112,500	7,112,500

The accompanying notes are an integral part of these financial statements.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					MARCH 16
	THREE MONTHS ENDED		SIX MONTHS ENDED		2006 TO
	APRIL 30		APRIL 30		APRIL 30
	2009	2008	2009	2008	2009

Net Loss For The Period	$(5,974)	$(15,590)	$(17,818)	$(30,314)	$(147,177)

Other Comprehensive Gain (Loss)
Foreign currency translation adjustment	(2,815)	(19)	(970)	(689)	6,331

Total Comprehensive Loss	$(8,789)	$(15,609)	$(18,788)	$(31,003)	$(140,846)

The accompanying notes are an integral part of these financial statements.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			MARCH 16
	SIX MONTHS ENDED		2006 TO
	APRIL 30		APRIL 30
	2009	2008	2009

Cash (Used In) Operating Activities
Net loss for the period	$(17,818)	$(30,314)	$(147,177)
Adjustment to reconcile net loss to net cash
used in operating activities:
Impairment charge	-	-	4,582
Changes in non-cash operating working
capital items:
Prepaid expenses	-	7,205	-
Accounts payable and accrued liabilities	(1,400)	(3,555)	2,494
	(19,218)	(26,664)	(140,101)

Cash (Used In) Investing Activity
Mineral property acquisition costs	-	-	(4,582)

Cash Provided By Financing Activities
Issuance of common stock	-	-	111,250
Due to related party	16,426	-	27,219
	16,426	-	138,469

Foreign Exchange Effect On Cash	(970)	(689)	6,331

Increase (Decrease) In Cash	(3,762)	(27,353)	117

Cash, Beginning Of Period	3,879	35,355	-

Cash, End Of Period	$117	$8,002	$117

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These second quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s October 31, 2008 Form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosures which would substantially duplicate that contained in the Company’s October 31, 2008 financial statements, have been omitted. The results of operations for the three month and six month periods ended April 30, 2009 are not necessarily indicative of results for the entire year ending October 31, 2009.

Organization

Auror Capital Corp. (“the Company”) was incorporated in the State of Nevada, U.S.A., on March 16, 2006. The Company’s principal executive offices are in Vancouver, British Columbia, Canada.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purpose of acquiring exploration and development stage natural resource properties. . In addition to natural resource exploration, management is considering other business ventures including those in the nature of a public shell corporation.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, for the period from March 16, 2006 (inception) to April 30, 2009, the Company had no revenue and incurred net losses aggregating $147,177. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through debt, and private and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2009
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

AUROR CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2009
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

In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At April 30, 2009, the Company had no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2009
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

Subsequent to October 31, 2008, the Company has ceased work on the claim. The property had been fully written down at October 31, 2008.

AUROR CAPITAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

4.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters.

5.	RELATED PARTY TRANSACTIONS

At April 30, 2009, the Company was indebted in the amount of $27,219 (2008 – nil) to a company with a common director.

Subsequent to April 30, 2009, the Company received a loan for $1,675 (CDN$2,000) from this related party.

All related party loans are non-interest bearing and payable on demand.

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

  risks related to the failure to successfully manage or achieve growth of a new business opportunity; and

  other risks and uncertainties related to our business strategy.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and six month periods ended April 30, 2009 which are included herein.

Our operating results for the three and six month periods ended April 30, 2009 and 2008 are summarized as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
Revenue	$-	$-	$-	$-
Operating Expenses	5,974	15,590	17,818	30,314
Net Loss	$5,974	$15,590	$17,818	$30,314

Revenues

We have not earned any revenues to date, and do not anticipate earning revenues until such time as we are able to acquire an interest in a mineral or oil and gas property or enter into a business opportunity.

Expenses

Our expenses for the three and six month periods ended April 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended		Six Months Ended
	April 30		April 30
	2009	2008	2009	2008
Exploration Expenses	$-	$1,497	$-	$1,497
Filing Fees	847	1,066	1,420	1,427
General and Administrative	30	132	64	153
Professional Fees	4,697	8,845	15,734	17,887
Transfer Agent Fees	400	4,050	600	9,350
Total Expenses	$5,974	$15,590	$17,818	$30,314

General and Administrative

The decrease in our general and administrative expenses for the three and six month periods ended April 30, 2009 compared to April 30, 2008 is due to: (i) a decrease in professional fees; (ii) a decrease in transfer agent fees; and (iii) a decrease in exploration expenses.

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

Liquidity And Capital Resources

Working Capital

			Percentage
	As at	As at October	Increase /
	April 30, 2009	31, 2008	(Decrease)
Current Assets	$117	$3,879	(96.9%)
Current Liabilities	$29,713	$14,687	(79.8%)
Working Capital	$(29,596)	$(10,808)	173.8%

Cash Flows
	Six Month Period	Six Month Period	Percentage
	Ended	Ended	Increase /
	April 30, 2009	April 30, 2008	(Decrease)
Cash used in Operating Activities	$(19,218)	$(26,664)	(27.9%)
Cash provided by Investing Activities	$-	$-	N/A
Cash provided by Financing Activities	$16,426	$-	100%
Net Increase (Decrease) in Cash	$(3,762)	$(27,353)	(86.2%)

We anticipate that we will incur approximately $40,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of ($19,218) during the six month period ended April 30, 2009 and ($26,664) during the six month period ended April 30, 2008. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided in investing activities during the six month period ended April 30, 2009. Cash from Financing Activities We generated cash of $16,426 from financing activities during the six month period ended April 30, 2009.

Disclosure of Outstanding Share Data

As at the date of this quarterly report, the Company had 7,112,500 shares of common stock issued and outstanding. The Company does not have any warrants, options or shares of any other class issued and outstanding as at the date of this quarterly report.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at April 30, 2009, our company has accumulated losses of $147,177 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2009, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

         Date:          June 16, 2009