Form 10-Q
period 2009-07-31
AUROR CAPITAL CORP
filed 2009-09-18
CIK 1397951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from May 1, 2009 to July 31, 2009

Commission File No. 000-52664

AUROR CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0534436
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

39555 Orchard Hill Place, Suite 600, Novi, Michigan 48375
(Address of principal executive offices) (zip code)

(604) 787-4860
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
Yes [ ] No [ X ]

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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

As of September 17, 2009, there were 8,887,888 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUROR CAPITAL CORP.
(A Development Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

AUROR CAPITAL CORP.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	JULY 31	OCTOBER
		31
	2009	2008

ASSETS

Current
Cash	$40,507	$3,879

	$40,507	$3,879

LIABILITIES

Current
Accounts payable and accrued liabilities	$6,415	$3,894
Due to related party	32,018	10,793
	38,433	14,687

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock
Authorized:
100,000,000 common voting stock with a par value of $0.001
per share
5,000,000 preferred stock with a par value of $0.001 per share

Issued:
8,887,888 common shares at July 31, 2009 (October 31,
2008 - 7,112,500)	8,888	7,112

Additional Paid-In Capital	142,616	104,138
Accumulated Other Comprehensive Gain	3,249	7,301
Deficit Accumulated During The Exploration Stage	(152,679)	(129,359)
	2,074	(10,808)

	$40,507	$3,879

The accompanying notes are an integral part of these financial statements.

AUROR CAPITAL CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD
					FROM
					INCEPTION
	THREE MONTHS		NINE MONTHS		MARCH 16
	ENDED		ENDED		2006 TO
	JULY 31		JULY 31		JULY 31
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Expenses
Exploration expenses	-	1,175	-	2,672	15,313
Filing fees	348	403	1,768	1,830	7,494
General and administrative	36	27	100	180	6,230
Impairment charge	-	-	-	-	4,582
Professional fees	4,918	5,713	20,652	23,600	99,082
Transfer agent fees	200	2,800	800	12,150	19,978
	5,502	10,118	23,320	40,432	152,679

Net Loss For The Period	$(5,502)	$(10,118)	$(23,320)	$(40,432)	$(152,679)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of
Common Shares Outstanding	7,112,500	7,112,500	7,112,500	7,112,500

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD
					FROM
					INCEPTION
	THREE MONTHS		NINE MONTHS		MARCH 16
	ENDED		ENDED		2006 TO
	JULY 31		JULY 31		JULY 31
	2009	2008	2009	2008	2009

Net Loss For The Period	$(5,502)	$(10,118)	$(23,320)	$(40,432)	$(152,679)

Other Comprehensive Gain (Loss)
Foreign currency translation	(3,082)		(4,052)	(883)	3,249
adjustment		(194)

Total Comprehensive Loss	$(8,584)	$(10,312)	$(27,372)	$(41,315)	$(149,430)

The accompanying notes are an integral part of these financial statements.

AUROR CAPITAL CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD
			FROM
			INCEPTION
			MARCH 16
	NINE MONTHS ENDED		2006 TO
	JULY 31		JULY 31
	2009	2008	2009

Cash (Used In) Operating Activities
Net loss for the period	$(23,320)	$(40,432)	$(152,679)
Adjustment to reconcile net loss to net cash used
in operating activities:
Impairment charge	-	-	4,582
Changes in non-cash operating working capital
items:
Prepaid expenses	-	10,000	-
Accounts payable and accrued liabilities	2,521	(92)	6,415
	(20,799)	(30,524)	(141,682)

Cash (Used In) Investing Activity
Mineral property acquisition costs	-	-	(4,582)

Cash Provided By Financing Activities
Issuance of common stock	40,254	-	151,504
Due to related party	21,225	-	32,018
	61,479	-	183,522

Foreign Exchange Effect On Cash	(4,052)	(883)	3,249

Increase (Decrease) In Cash	36,628	(31,407)	40,507

Cash, Beginning Of Period	3,879	35,355	-

Cash, End Of Period	$40.507	$3,948	$40,507

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AUROR CAPITAL CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These third quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s October 31, 2008 Form 10-KSB. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosures which would substantially duplicate that contained in the Company’s October 31, 2008 financial statements, have been omitted. The results of operations for the nine month period ended July 31, 2009 are not necessarily indicative of results for the entire year ending October 31, 2009.

Organization

Auror Capital Corp. (“the Company”) was incorporated in the State of Nevada, U.S.A., on March 16, 2006. The Company’s principal executive offices are in Vancouver, British Columbia, Canada. The Company began as an exploration stage company engaged in the acquisition and exploration of mineral properties. On January 23, 2009, the Company decided to abandon the Katrina mineral claim due to its unsuccessful explorations to date and inability to attract investment capital to proceed with further exploration on the claim.

On July 27, 2009, the Company entered into an exclusive Master Product Licensing Agreement with Mount Knowledge Inc., a corporation based out of Ontario, Canada (“MtK”), and its founder, Erwin Sniedzins, wherein the Company was granted exclusive world-wide license to all intellectual property owned by MtK for the purposes of promoting, marketing and selling MtK products. Currently, MtK products consist of patent pending “Real Time Learning and Self Improvement Educational System and Method” software application referred to as “Syntality”.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

AUROR CAPITAL CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

Going Concern (Continued)

As shown in the accompanying financial statements, for the period from March 16, 2006 (inception) to July 31, 2009, the Company had no revenue and incurred net losses aggregating $152,679. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business plan. Management has plans to seek additional capital through debt, and private and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a)	Organization and Start-up Costs

Costs of start up activities, including organizational costs, are expensed as incurred.

	b)	Financial Instruments

The Company’s financial instruments consist of cash, and accounts payable and accrued liabilities.

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

AUROR CAPITAL CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)	Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At July 31, 2009, the Company had no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

d)	Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. Transactions in Canadian currency are translated into U.S. dollars as follows:

i.)	monetary items at the exchange rate prevailing at the balance sheet date;
ii.)	non-monetary items at the historical exchange rate;
iii.)	revenue and expense at the average rate in effect during the applicable accounting period.

Translation adjustments resulting from this process are recorded in Stockholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss).

Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are recorded in the Statement of Operations.

e)	Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from the estimates.

AUROR CAPITAL CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)	Impairment of Long-Lived Assets

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

Subsequent to October 31, 2008, the Company ceased work on the claim. On January 23, 2009, the Company abandoned the mineral claim. The property had been fully written down at October 31, 2008.

4.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters.

5.	RELATED PARTY TRANSACTIONS

At July 31, 2009, the Company was indebted in the amount of $32,018 (2008 – $Nil) to a company with a common director.

All related party loans are non-interest bearing and payable on demand.

AUROR CAPITAL CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

6.	CAPITAL STOCK

	a)	Common Stock

On July 27, 2009, the Company completed a private offering of 275,388 shares of its common stock at a price of $0.01 per share, for total proceeds of $2,754. Also on July 27, 2009, the Company completed a private offering of 1,500,000 shares of its common stock at a price of $0.025 per share for total proceeds of $37,500. In connection with this offering $40,254 of the Company’s cash is held in trust by its law firm.

	b)	Preferred Stock

The Company’s articles of incorporation authorizes its Board of Directors to issue up to 5,000,000 shares of preferred stock, with a par value of $0.001 per share, and to divide the preferred stock into one or more series and to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock. No shares of preferred stock have been issued.

7.	SUBSEQUENT EVENTS

On September 2, 2009, the Company filed a prospectus, subject to completion, relating to the resale of 2,112,500 common shares that had been issued in 2006 and 2007. The Company will not receive any proceeds under this prospectus.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

General

We were incorporated as Auror Capital Corp. under the laws of Nevada on March 16, 2006. We began as an exploration stage company engaged in the acquisition and exploration of mineral properties. On January 23, 2009, we decided to abandon our Katrina mineral claim due to our unsuccessful explorations to date and our inability to attract investment capital to proceed with further exploration on the claim.

Exclusive License Agreement

On July 27, 2009, we entered into an exclusive Master Product License Agreement of the intellectual property (“IP”) rights, consisting of the patent pending “Real Time Learning and Self Improvement Educational System and Method” software application referred to as Syntality™, with Mount Knowledge Inc (“MtK”), a Canadian research and development company established in Toronto, Canada in 2005, and Erwin Sniedzins, the founder and author of the Mount Knowledge learning products.

The Syntality™ product line consists of a proprietary core technology that allows for textual information to be converted into a multi-purpose learning experience with automatically generated interactive lessons, exercises, tests and scores. The software application has more than 200 interactive enabling learning tools that allow users to transform “information into knowledge” quickly, providing an interactive and dynamic alternative to traditional passive (rote) learning methods.

In consideration for the licensing rights granted by the License Agreement, we have agreed to pay MtK and Sniedzins, collectively, a royalty of eight percent (8%) of gross sales received by us, adjusted for direct costs of sales, commissions and/or distribution fees, related to the sale of MtK products, if applicable, if such costs have not already been deducted or accounted for in the gross sales amount.

The License Agreement will expire on July 19, 2019. However, we have the option to extend the License Agreement for two additional five (5) year periods upon thirty (30) days written notice. The License Agreement may also be further extended upon mutual agreement between the parties.

The exclusive License Agreement does not include ownership rights to previous marketing and sales or distribution agreements executed by MtK. However, the Company is in negotiations with MtK to acquire the rights to any and all existing agreements executed by MtK prior to the execution of the Company’s License Agreement. The Company anticipates having completed the acquisitions by the end of 2009.

Business Overview

The Company’s primary mission is to market and sell a proprietary Real Time Self Learning System (“RTSL”) software application referred to as the Syntality™ product line, both domestically and internationally to a variety of customers, including individuals, schools, government agencies, and corporations. The Syntality™ product line may be branded and/or marketed under various unique names in different countries and markets, and for Business Enterprise customers, as required.

Market Overview

General Market

The following provides a breakdown of the eLearning and educational marketplace:

GLOBAL OPPORTUNITIES	MARKET SIZE - $347B	COMMENT
English as a Second Language - Teacher of English / Foreign Language	$25 Billion (1)	ESL-TOEFL: China, Immigration, College, USA Spanish Market,
Public Schools	$150 Billion	15% students at Risk (2)
Corporate Training	$ 80 Billion	$59 B North America (3)
Corporate E-Learning	$ 23 Billion	Part of total Corp. training (4)
Private Tutoring	$ 50 Billion	$39 B North America (5)
Personal Self Development	$ 9.6 Billion	North America (6)
Books	$ 10 Billion	$7.4 B North America (7)

(1)	According to Internet: ETS, Kaplan, Thomson Publishing, Princeton, New Oriental, etc.

(2)	According to UN $1 Trillion with identified 15% students at Risk of not graduating High School

(3)	According to: Montgomery Securities;

(4)	Vista Science & Technology;

(5)	Salomon Smith Barney;

(6)	According to: Market Data Enterprise;

(7)	Simba Marketing

Target Market

Initially, we plan to focus our marketing efforts primarily on the sale of the Syntality™ product line to the ESL ( English as a Second Language ), TOEFL ( Teaching of English as a Foreign Language ) and literacy-accelerated learning market.

Secondary customers will consist of corporate training departments, government agencies, schools and other learning institutions, including various types of professional organizations worldwide (“Business Enterprise”). The Company believes that these business application customers could greatly benefit from enhanced and customized Syntality™ software applications for interactive, real time, learning/training solutions delivered via desktop applications connected to internal and external networks. Utilizing the Syntality™ product may also have the potential to decrease educational and training costs by further streamlining employee consumption of training manuals, product info, company policies, etc.

Product

Description and Features

The Company’s product consists of a patent pending learning software, “Syntality™”, that provides a completely integrated Real Time Self Learning (RTSL) intelligent multimodal educational and training system for a variety of end-users.

The Syntality™ product was designed specifically to provide an integrated learning system that encompasses an individual user’s learning style and special needs and can convert nearly any textual information, including complex data and structured text book information, into an interactive learning platform. The product uses principals applied to electronic based learning that provide a comprehensive, interactive solution with existing digital communicative and learning devices, such as personal computers.

The Syntality™ product was developed with various software user-interface enablers to promote the utilization of several of the user’s senses during the learning process. Users of Syntality™ see ( visualize ), listen, compose, speak, reply and interact and react to information by keyboard touch, sound and voice. The Company believes that the Syntality™ system can address many learning needs of students from preschool to college by helping to teach one phonetic sound to complete pronunciation of phrases, one word to understanding and writing complete sentences, and from listening to speaking and comprehension and so on. Users can import, in various formats ( i.e. word document, RTF, html, etc. ), textual content they want to learn and the Syntality™ software application tools will automatically create interactive subject based learning or skill training lessons and tests.

The Company foresees the use of the Syntality™ product as a learning solution for individuals, schools, government agencies, healthcare facilities, and corporations to provide an enhanced and robust learning tool to assist in new job skill training and continual education programs.

Sales Strategy

MtK participated in a number of recent industry tradeshows prior to the execution of the Company’s License Agreement with MtK, and has actively pursued various sales channels that the Company intends to expand:

1.	Partnerships and Distribution Alliances – The Company will seek partnership and distribution alliances to develop various international markets.

2.

Membership Program – The Company plans to develop Web based e-learning membership programs that will charge monthly fees for product upgrades and/or enhancements as well as unique and system compatible content offered by the Company for each user level (i.e. elementary, middle and high school, college, continued education, ESL/TOEFL, etc.) .

3.

Infomercials . The Company plans to develop infomercials to assist in creating brand awareness and direct sales revenue. We expect that this method will be duplicated for various markets, as and when deemed advantageous.

4.

Technology Partners – The Company will seek to enhance its product offering by forming partnerships with globally recognized technology providers and OEM’s to bundle the Syntality™ product with established product platforms, including mobile applications (PDA).

5.	Business Enterprise – The Company intends to work with MtK to develop product-specific enhancements to the existing Syntality™ product, for business applications.

Revenues

The Company anticipates generating revenues from the marketing and sale of the Syntality™ product line utilizing various marketing and distribution channels and sales strategies.

Milestones

The milestones and objectives of the Company over the next 12 months are significantly dependent on various factors which the Company may or may not be in control of, including, but not limited to; (a) to obtain adequate financing to sustain and expand its operations; (b) to acquire existing marketing and distribution contracts currently owned by MtK; (c) to commence the Syntality™ product launch in various markets; (d) to complete market-specific product enhancements, (e) to development new partnerships and distribution channels, (f) to launch new sales strategies, (g) to create new business enterprise applications, and, (h) to generate adequate cash flow from the sales of the Syntality™ products worldwide.

Our plan of operations for the next twelve months is to complete the following objectives, as described in greater detail below under the heading “Management’s Discussion and Analysis or Plan of Operations”:

Capital & Uses of Proceeds

Capital Needs

To implement the Company’s initial plan of operations, including some or all of the above described milestones (objectives), the Company plans to raise capital (“equity”) in an amount up to $1.5 Million in the form of a Private Placement or Offering for the sale of restricted Common Stock of the Company over an initial 6 month period on terms and conditions to be determined.

The Company anticipates the need to raise additional capital beyond the first 6 months of operations, subject to the successful implementation of its initial milestones over the first 180 days of operations and the revenue growth cycle of the Company thereafter. Management is unable to determine at this time, the specific amounts and terms of such future financings. In addition, the Company may elect to seek subsequent “interim or bridge” financing in the form of debt (corporate loans) as may be necessary.

Proceeds

The Company foresees the proceeds from capital raised to be allocated as follows: (a) market-specific implementation costs; (b) product enhancements; (c) business development; (d) general and administrative; (e) working capital; (f) financing costs; and (g) audit/SEC filing fees.*

* Please refer to the “Management’s Discussion and Analysis or Plan of Operations” for a more detailed description of use of proceeds.

Competition

Competition Overview

We conduct our business in an environment that is highly competitive and unpredictable. We have identified at least 20 other companies and/or products that compete directly with us in the same educational/learning market. Our competition may have considerable financial resources at their disposal which could facilitate their access to the market under more favorable terms than us and could allow them faster market penetration. Each of these competitors has existing marketing campaigns, fully developed products and an established customer base, to varying respective degrees.

Competitive Analysis

The following table outlines some of the competition to the Syntality™ product line presently in the market:

COMPANIES	SALES	PRICE	COMMENTS
ETS (English Testing System)	$1 B	$90	TOEFL test generators
New Oriental	$150M	$300/session	TOEFL prep in China
KAPLAN	$1.4B	$90/mth /subject	TOEFL prep, SAT, LMAT
PRINCETON	$125M	$300/mth	Franchises, Web, Books
SYLVAN LEARNING CTRE	$120M	$100/mth	After school tutoring
HOME SCHOOLING		$200/mth	1.1 Million Home Schooling
ROSETTA STONE	$250M	$500/2 levels	Languages – 6 M + users

KURZWEIL		$1095 +	Spec Ed
INSPIRATION		$250	25 M users
PREDICTION		$199	Writing
AUTOSKILLS		$100 +	625,000 Users
WHITESMOKE		$99	Writing
VOCABSTER		$410	Spelling Bee & Vocabulary
RIVERDEEP	$8 B	$20 & up	Bought Houghton $5B
Tell Me More Premium		$195	ESL
AURORA SYSTEMS		$649	Writing & Speech
EVELYN WOOD		$99	Speed Reading

Compliance with Government Regulation

None.

Employees

Currently, we have only one employee, who is the sole Officer and one of two Directors of the Company. Other than engaging and/or retaining independent consultants to assist the Company in various administrative and marketing related needs, we do not anticipate a significant change in the number of our employees, if any, unless we are able to obtain adequate financing. Our sole officer does not have an employment agreement with us.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

Under the License Agreement, we have an exclusive worldwide license to MtK’s intellectual property. We do not, however, own any intellectual property ourselves.

Patents, Trademarks, and Copyrights

We are dependent on the ability of MtK to maintain protection on any current or future proprietary intellectual property, patents, trademarks, and/or copyrights of its software products to avoid infringement or copyright violations by third parties.

MtK filed its US provisional patent in June 2006 (US 60/807,028) and the patent application on or about January 2007. The patent is still pending. Mount Knowledge™ and Syntality™ are registered trademarks and were filed in October 2000 with the Canadian Intellectual Property Office, including copyright registration for Syntality™ in July 2002. In addition, MtK has taken extensive security measures to protect its IP through utilizing a USB Security Key for each application, a Remote Licence Key and CD content validation.

The Company does not require MtK to obtain any patents for the products developed and owned by MtK in order for the Company to market and sell the products as contemplated, nor does it anticipate any adversity in its ability to generate revenues if such patents are not obtained in the future. However, the approval of one or more patents of the products developed and owned by MtK may increase the Company’s competitive advantage in the marketplace in terms of proprietary features, functions, and overall value proposition to the customers we intend to serve.

Company Overview

Auror Capital Corp. is fully-reporting public company incorporated under of the laws of the state of Nevada engaged in the business of marketing, sales, and distribution of educational products.

The Company’s primary mission is to market, sell and distribute a proprietary Real Time Self Learning System (“RTSL”) software application referred to as the Syntality™ product line, both domestically and internationally to a variety of customers, including individuals, schools, government agencies, and corporations. Our product consists of a patent pending learning software, “Syntality™”, that provides a completely integrated Real Time Self Learning (RTSL) intelligent multimodal educational and training system for a variety of end-users.

We conduct our business in an environment that is highly competitive and unpredictable; however, this market continues to expand consistently. As such, we believe that our integrated learning system is uniquely positioned to capture market share due to our robust platform and its extensive features and functionality.

Initially, we plan to focus our marketing efforts primarily on the sale of the Syntality™ product to the ESL ( English as a Second Language ), TOEFL ( Teaching of English as a Foreign Language ) and literacy-accelerated learning market. Secondary customers will consist of corporate training departments, government agencies, schools and other learning institutions, including various types of professional organizations worldwide (“Business Enterprise”).

The Company anticipates generating revenues from the marketing and sale of the Syntality™ product utilizing various marketing and distribution channels and sales strategies.

Plan of Operations

Over the 12 month period starting upon the effective date of this registration statement, we must raise capital and complete certain milestones as described below:

Milestones

Background Information

In early 2009, MtK released its first commercial software application of the “Complete English Real Time Self Learning Intelligent System™”, now known and marketed as the Syntality™ product line. In March, 2009, MtK executed a five year (plus five year renewal option) exclusive Sales Agent agreement with Tianjin You He Trading Co., Ltd in Tianjin, China (the “China Contract”). This exclusive Sales Agent agreement grants to Tianjin You He Trading Co., Ltd. the rights to distribute the Syntality™ product line throughout China utilizing various traditional marketing methods, at Tianjin You He Trading Co., Ltd’s expense, but with support from MtK to train initial personnel on product functionality, features, etc., and to assist in the creation of marketing, branding and product identity tools and sales & marketing strategy, as needed.

The exclusive License Agreement executed on July 27, 2009 by and between the Company and MtK does not include ownership rights to previous marketing and sales or distribution agreements executed by MtK. However, the Company is in negotiations with MtK to acquire the rights to any and all existing agreements, including the Tianjin You He Trading Co., Ltd Sales Agent agreement, executed by MtK prior to the execution of the Company’s Master Product License Agreement, which the Company anticipates having completed by the end of 2009.

Future Milestones

The milestones and objectives of the Company over the next 12 months are significantly dependent on various factors which the Company may or may not be in control of, including, but not limited to; (a) to obtain adequate financing to sustain and expand its operations; (b) to acquire existing marketing and distribution contracts currently owned by MtK; (c) to commence the Syntality™ product launch in various markets; (d) to complete market-specific product enhancements, (e) to development new partnerships and distribution channels, (f) to launch new sales strategies, (g) to create new business enterprise applications, and, (h) to generate adequate cash flow from the sales of the Syntality™ products worldwide.

The Company anticipates the completion of the following objectives over the next 12 months:

First 90 Days of Operations (Administrative)

In the first 90 days of operations, our primary focus will be to complete necessary administrative functions, obtain new financing and acquire certain existing marketing and sales agreements in order to properly position the Company to execute on its business plan. These proposed objectives are as follows:

1.

Secondary Offering and/or Other Financings . The Company plans to initiate a Private Placement Memorandum or Offering for the sale of restricted Common Stock of the Company in an anticipated amount of up to $1,500,000.00 to commence over the next 1 to 6 months. The Company anticipates administrative and professional fees to be approximately $50,000.00, and selling costs, not to exceed ten percent ($150,000.00) of the total amount of funds raised. In order to complete the Private Placement, the Company may need to seek “interim or bridge” financing in the form of debt (corporate loans) and/or convertible debentures to pay for expenses associated with such an offering, as deemed necessary by the Company’s management.

2.

Acquisition of China Contract . The Company is currently in negotiations with and plans to acquire the existing Tianjin You He Trading Co., Ltd Sales Agent agreement from MtK by the end of 2009. The Company anticipates the cost of the acquisition of this agreement to be in form common and/or preferred stock (no cash) issued to MtK under specific terms and conditions to be determined.

3.

Implementation of China Contract . If the Sales Agent agreement with Tianjin You He Trading Co., Ltd in China is successfully acquired from MtK, the Company may be required to fulfill certain, if not all, of the contractual obligations of MtK in the agreement with Tianjin You He Trading Co., Ltd. These obligations may include, amongst other things, China-specific product design and packaging, technical support, China related educational content consisting of approved stories and exercises, mutually approved marketing and sales materials and product packaging, a Chinese sales website, and other miscellaneous items which may be deemed necessary in order to successfully launch the product in China within the next 3 to 6 months of operations. The Company anticipates costs related to the implementation of the China contract to be approximately $375,000.00.

Next 90 days of Operations

In the next 90 days of operations, we plan to expand our objectives to include new product enhancements and the development of new partnerships and distribution channels as follows:

1.

Product Enhancements for North American Market . Subject to the successful launch of the Syntality™ software application in China, the Company plans to commission MtK to provide product enhancements consistent with perceived customer requirements within the North American market place. Most of these enhancements are believed to be in the form of updated graphics, to enhance the fluidity of the user experience and interface, and some market specific content. The Company anticipates a budget of approximately $250,000.00 to complete such product upgrades over a period of 3 to 6 months.

2.

Business Development (Additional Partnerships and Distribution Channels) . The Company will also pursue its business development efforts in other Asian countries, as well as North American and various European markets. The Company anticipates an initial budget of approximately $150,000.00 to preliminarily seek new partnerships and distribution channels commencing sometime after the first 90 days of operations and continuing for a period of time thereafter as determined by the Company, subject to the availability of adequate financing and ongoing sales results.

Months 6- 9 of Operations

During the period of 6 to 9 months, we will direct our marketing efforts towards direct sales opportunities in the form of infomercials and online membership programs, including the option of bundling our product with potential technology partners to increase brand awareness and product reach.

1.

Infomercials . The Company plans to develop infomercials to assist in creating brand awareness and direct sales revenue, beginning in China and eventually targeting North America and specific European and Asian markets. The Company anticipates an initial budget of approximately $500,000.00 over a 6 to 12 month period to effectively produce and execute a sales and marketing program utilizing infomercials commencing at various times in the specific markets the Company’s decides to pursue.

2.

Membership Program. The Company foresees a web-based e-learning membership program with monthly, recurring, fee based revenues as being one of the more important and lucrative long- term revenue models for the Company. It is difficult to accurately estimate the total cost involved in the design and development of this program, including the time required to implement such a program. The Company has initially budgeted $275,000.00 to pursue the creation and implementation of its membership program.

3.	Technology Partners. The Company will seek to identify and develop relationships with globally recognized technology providers and OEM’s to pursue the possibility of bundling the

Syntality™ product with established product platforms, including mobile applications (PDA) to provide the Company with an ancillary revenue stream. The Company sees this as a potentially significant opportunity to generate revenues, if it has successfully demonstrated the desirability of the Syntality™ product with its initial audience and market(s). The Company anticipates a budget of approximately $50,000.00 to initially cultivate these types of partnerships when deemed appropriate by the Company.

Months 9-12 of Operations

During the period of 9 to 12 months, we will seek to modify the Syntality™ product line for the development and sale of new applications specifically for the business sector.

1.

Business Enterprise Applications . The Company foresees the use of the Syntality™ product as a learning solution for schools, government agencies, healthcare facilities, and corporations to provide an enhanced, interactive learning program to facilitate new job skills training and continual education programs. Therefore, the Company intends to work with MtK to develop product-specific enhancements to the existing Syntality™ product for use in various business applications. It is likely that most of the product enhancements for business applications will be in form of client-specific modifications based upon requests for customized specifications and functionality. As such, the Company anticipates that some of the costs for these modifications would be borne by each respective client. Therefore, it is difficult to accurately determine the upfront costs attributable to the Company for any research and development of business enterprise applications. For that reason, the Company initially anticipates a budget of approximately $50,000 for the beginning stages of such a development program on a timeframe yet to be determined.

The milestones outlined above represent the objectives of the Company for the purpose of obtaining revenues from the marketing and sales of the Syntality™ product through various marketing and distribution channels. Although, the Company has arranged and specified each respective milestone in a defined order, or timeline, over the next 12 months, the Company may find the need to modify any or all of the milestones listed, subject to unforeseen circumstances and other contingences which may require the Company to alter, in whole, or in part, certain aspects of each respective milestone in order for the Company to successfully realize revenue and ultimately attempt to achieve profitability. Each milestone many begin at a different time than indicated and may continue for a shorter or longer period of time than suggested, depending upon if such milestones have successfully resulted in generating revenues for the Company. Also, each milestone may require more or less capital than anticipated and may need to be adjusted from time to time. Furthermore, any adjustments made to the proposed milestones may adversely affect the revenue potential of each milestone and overall revenues and/or profitability of the Company.

Requirements and Utilization of Funds

Our budget for operations in next six to twelve months is as follows:

We initially seek to raise $1,500,000.00 during the upcoming 1 to 6 months, from the sale of our Company's common stock. These monies will be used to execute on the first six months of milestones such as acquiring and implementing the Tianjin You He Trading Co., Ltd. exclusive Sales Agent agreement for China, the development of product enhancements for the North American market, identifying and developing additional partnerships and distribution channels, and for general operating expenses.

The Company anticipates the need to raise additional capital beyond the first 6 months of operations, subject to the successful implementation of its initial milestones over the first 180 days of operations and the revenue growth cycle of the Company thereafter. Management is unable to determine at this time, the specific amounts and terms of such future financings. In addition, the Company may elect to seek subsequent “interim or bridge” financing in the form of debt (corporate loans) as may be necessary.

The estimated breakdown for the utilization of funds is as follows:

Requirements & Utilization of Funds

Implementation of Existing Agreements	$375,000
Product Enhancements	$250,000
Business Development	$150,000
General and Administrative	$125,000
Working Capital	$300,000
Financing Costs	$200,000
Audit/SEC Filing Fees	$100,000
Total	$1,500,000

Financial Condition, Liquidity and Capital Resources

As of July 31, 2009, we had $40,507 in the bank and our only assets are intangible and consist of: our business plan, a License Agreement, relationships, and industry contacts. We had limited operations prior to this registration statement and we did not have any revenues during the fiscal year ended October 31, 2007 or 2008, up to and including our most recent 10Q filing for 2009. We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed marketing and sales operations.

Management believes this amount will not satisfy our cash requirements for the next 12 months and as such we will need to either raise additional proceeds and/or our officers and/or directors will need to make additional financial commitments to our company, neither of which is guaranteed. We plan to satisfy our future cash requirements - primarily the working capital required to execute on our Company objectives, including marketing and sales of our product, and to offset legal and accounting fees - by financial commitments from future debt/equity financings, if and when possible.

Management believes that we may generate some sales revenue within the next 12 months, but that these sales revenues will not satisfy our cash requirements during that period. We have no committed source for any funds as of this date. No representation is made that any funds will be available when needed. In the event that funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales, and could fail to satisfy our future cash requirements as a result of these uncertainties.

If we are unsuccessful in raising the additional proceeds from officers and/or directors, we may then have to seek additional funds through debt financing, which would be highly difficult for an early stage company to secure and may not even be available to us. However, if such financing were available, because we are an early stage company with no operations to date, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time as these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

The staged development of our business will continue over the next 12 months. Other than engaging and/or retaining independent consultants to assist the Company in various administrative and marketing

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and six month periods ended July 31, 2009 which are included herein.

Our operating results for the three and nine month periods ended July 31, 2009 and 2008 are summarized as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Revenue	$-	$-	$-	$-
Operating Expenses	5,502	10,118	23,320	40,432
Net Loss	$5,502	$10,118	$23,320	$40,432

Revenues

We have not earned any revenues to date, and do not anticipate earning revenues until such time as we are able to acquire an interest in a mineral or oil and gas property or enter into a business opportunity.

Expenses

Our expenses for the three and nine month periods ended July 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2009	2008	2009	2008
Exploration Expenses	$-	$1,175	$-	$2,672
Filing Fees	348	403	1,768	1,830
General and Administrative	36	27	100	180
Professional Fees	4,918	5,713	20,652	23,600
Transfer Agent Fees	200	2,800	12,150	19,978
Total Expenses	$5,502	$10,118	$23,320	$40,432

General and Administrative

The decrease in our general and administrative expenses for the three and nine month periods ended July 31, 2009 compared to July 31, 2008 is due to: (i) a decrease in professional fees; (ii) a decrease in transfer agent fees; and (iii) a decrease in exploration expenses.

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

Liquidity And Capital Resources

Working Capital

			Percentage
	As at	As at October	Increase /
	July 31, 2009	31, 2008	(Decrease)
Current Assets	$40,507	$3,879	9.44%
Current Liabilities	$38,433	$14,687	1.62%
Working Capital	$2,074	$(10,808)	119.19%

Cash Flows
	Nine Month	Nine Month	Percentage
	Period Ended	Period Ended	Increase /
	July 31, 2009	July 31, 2008	(Decrease)
Cash used in Operating Activities	$(20,799)	$(30,524)	31.86%
Cash provided by Investing Activities	$-	$-	N/A
Cash provided by Financing Activities	$61,479	$-	100%
Net Increase (Decrease) in Cash	$36,628	$(31,407)	(216.62%)

We anticipate that we will incur approximately $40,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of ($20,799) during the nine month period ended July 31, 2009 and ($30,524) during the nine month period ended July 31, 2008. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided in investing activities during the nine month period ended July 31, 2009.

Cash from Financing Activities We generated cash of $61,479 from financing activities during the nine month period ended July 31, 2009.

Disclosure of Outstanding Share Data

As at the date of this quarterly report, the Company had 8,887,888 shares of common stock issued and outstanding. The Company does not have any warrants, options or shares of any other class issued and outstanding as at the date of this quarterly report.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at July 31, 2009, our company has accumulated losses of $152,679 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at July 31, 2009, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2009, the Company completed a private offering of 275,388 shares of its common stock at a price of $0.01 per share for total proceeds of $2,754. In addition, in July 2009, the Company completed a private offering of 1,500,000 shares of its common stock at a price of $0.025 per share for total proceeds of $37,500.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on May 14, 2007)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on May 14, 2007)
3.3	Amended and Restated Bylaws (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on July 13, 2007)
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (incorporated by referenced from our Annual Report on Form 10- K, filed on January 27, 2009)

* Filed herewith.

(b)	Reports of Form 8-K

On July 30, 2009 we filed a Form 8-K with the SEC based upon our licensing agreement with Mount Knowledge, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUROR CAPITAL CORP.

By

/s/ Ian McBean
Ian McBean
President, Secretary, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

	Date:	September 17, 2009