Form 10-Q/A
period 2009-07-31
AUROR CAPITAL CORP
filed 2009-09-18
CIK 1397951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

Explanatory Note:  This quarterly report is being amended for the purpose of correcting a typographical error.  The chart entitled “Working Capital” contained in the subsection “Liquidity And Capital Resources” erroneously states the percentage increase of Current Assets and Current Liabilities.

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

Liquidity And Capital Resources

Working Capital

			Percentage
	As at	As at October	Increase /
	July 31, 2009	31, 2008	(Decrease)
Current Assets	$40,507	$3,879	944.26%
Current Liabilities	$38,433	$14,687	161.68%
Working Capital	$2,074	$(10,808)	119.19%

Cash Flows
	Nine Month	Nine Month	Percentage
	Period Ended	Period Ended	Increase /
	July 31, 2009	July 31, 2008	(Decrease)
Cash used in Operating Activities	$(20,799)	$(30,524)	31.86%
Cash provided by Investing Activities	$-	$-	N/A
Cash provided by Financing Activities	$61,479	$-	100%
Net Increase (Decrease) in Cash	$36,628	$(31,407)	(216.62%)

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