Form 10-K
period 2009-10-31
Mount Knowledge Holdings, Inc.
filed 2010-02-10
CIK 1397951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number ______________

MOUNT KNOWLEDGE HOLDINGS, INC.
(formerly Auror Capital Corp.)
(Exact name of registrant as specified in its charter)

Nevada	98-0371433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

39555 Orchard Hill Place, Suite 600 PMB 6096
Novi, Michigan, USA	48375
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 248.893.4538

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.0001 par value
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files). Yes [   ]    No [   ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	(Do not check if a smaller	Accelerated filer [ ]
Non-accelerated filer [ ]	reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]    No [ X ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 85,533,536 shares of common stock as of February 10, 2010.

Revenues for year ended October 31, 2009: $73,789

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 10, 2010, was: N/A since the Company’s common stock has not traded to date.

Documents Incorporated by Reference: None.

PART I

ITEM 1.             BUSINESS

ORGANIZATION SINCE INCORPORATION

We were incorporated on March 16, 2006 as Auror Capital Corp. under the laws of the state of Nevada. On the date of our incorporation, we appointed Ian McBean as our President, Secretary, Treasurer and director.

Mr. McBean was our promoter and participated in the initial private placement of our securities on March 16, 2006, purchasing 5,000,000 shares at a price of $0.001 per share for proceeds to us of $5,000. Transactions in which Mr. McBean has had an interest in are described in detail below under the heading “Certain Relationships and Related Transactions.”

We acquired the Katrina mineral claim for a purchase price of $4,582 on April 28, 2006 and on January 23, 2009 we abandoned the Katrina mineral claim.

On July 27, 2009, we entered into an exclusive license agreement (“License Agreement”) with Mount Knowledge™, Inc., a corporation based out of Ontario, Canada (“MtK”), and its founder, Erwin Sniedzins (“Sniedzins”) wherein we were granted exclusive world-wide license to all intellectual property owned by MtK (“MtK Products”) for the purposes of promoting, marketing and selling MtK products.

On January 21, 2010, we executed a new exclusive Master Software License Agreement with Mount Knowledge, Inc. (“MtK”), a corporation based out of Ontario, Canada, and its founder, Erwin Sniedzins, wherein the Company was granted the exclusive world-wide license rights to promote, market and sell any and all of MtK’s products, both existing and future. The Agreement supersedes the Master Product License Agreement executed on or before July 27, 2009 and provides updated terms and conditions, including, but not limited to new definitions of duties, responsibilities and costs to be borne by the respective parties.

On January 21, 2010, Ian McBean resigned as President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director of the Corporation, effective immediately. Mr. McBean’s resignation was not a result of any disagreement with the any of the Board Members or the operations, policies or practices of the Company, but rather a personal decision.

Also, on January 21, 2010, we completed the following officer and director appointments:

(1)	The appointment of Erwin E. Sniedzins as Chairman and Director of the Corporation, effective immediately;

(2)	The appointment of Daniel A. Carr as President, Treasurer, Chief Executive Officer, Chief Financial Officer and Director of the Corporation, effective immediately; and

(3)	The appointment of Simon Arnison as Secretary, Chief Technology Officer, and Director of the Corporation, effective immediately;

On January 25, 2010, we filed an amendment and restatement to the Articles of Incorporation of the Company with the State of Nevada, which were approved by the Board of Directors on October 20, 2009 by written consent in lieu of a special meeting in accordance with the Nevada Corporation Law.

Exclusive License Agreement

On January 21, 2010, we executed a new exclusive Master Software License Agreement with Mount Knowledge, Inc. (“MtK”), a corporation based out of Ontario, Canada, and its founder, Erwin Sniedzins, wherein the Company was granted the exclusive world-wide license rights to promote, market and sell any and all of MtK’s products, both existing and future. The Agreement supersedes the Master Product License Agreement executed on or before July 27, 2009 and provides updated terms and conditions, including, but not limited to new definitions of duties, responsibilities and costs to be borne by the respective parties.

Any and all products licensed under the Master Product License Agreement will be defined specifically in a Statement of Work executed for each respective product describing the terms and condition relating to such product or products, including, but not limited to, Costs, Delivery Dates, Specifications, Support, other requirements requested by the Company and the respective obligations of the parties with respect thereto, as may be agreed upon by the parties from time to time during the term of the Agreement. Also, the term of the agreement was extended to eighty-eight (88) years. The License Agreement may also be further extended upon mutual agreement between the parties.

In consideration for the licensing rights granted by the Master Software License Agreement, we agreed in the first executed Statement of Work to pay MtK and Sniedzins, collectively, a royalty of eight (8%) percent of the wholesale price of each copy sold by Licensee (the “Royalty”) derived from the direct or indirect (sub-licensing rights granted to other third-party distributors (e.g. sales agents, sub-distributors, book stores, learning and support centers, etc.)) marketing, sale and distribution of the Program or Programs to an end-users.

Business Overview (Mission)

The Company’s primary mission is to market, sell and distribute a proprietary Real Time Self Learning System (“RTSL”) software application referred to as the Knowledge Generator™ product, domestically and internationally. The Company foresees the use of the Knowledge Generator™ product as a learning solution for individuals, schools, government agencies, healthcare facilities, and corporations to provide an enhanced and robust learning tool to assist in new job skill training and continual education programs.

Market Overview

General Market (e-Learning)

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
(4) Vista Science & Technology;
(5) Salomon Smith Barney;
(6) According to: Market Data Enterprise;
(7) Simba Marketing

Product

The Company’s product consists of a patent pending learning software, “Knowledge Generator™”, that provides a completely integrated Real Time Self Learning (RTSL) intelligent multimodal educational and training system for a variety of end-users.

Sales Strategy

Mtk, Inc has participated in a number of recent industry tradeshows prior to the execution of the Company’s licensing agreement with Mtk, Inc and has actively pursued various sales channels that the Company intends to expand:

1.             Partnerships and Distribution Alliances – We will seek partnership and distribution alliances to develop various international markets.

2.             Membership Program – We plan to develop Web based e-learning membership programs that will charge monthly fees for product upgrades and/or enhancements as well as unique and system compatible content offered by us for each user level (i.e. elementary, middle and high school, college, continued education, ESL/TOEFL, etc.).

3.             Infomercials. We plan to develop infomercials to assist in creating brand awareness and direct sales revenue. We expect that this method will be duplicated for various markets, as and when deemed advantageous.

4.             Technology Partners – We will seek to enhance its product offering by forming partnerships with globally recognized technology providers and OEM’s to bundle the Knowledge Generator™ product with established product platforms, including mobile applications (PDA).

5.             Business Enterprise – We intend to work with Mtk, Inc to develop product-specific enhancements to the existing Knowledge Generator™ product, for business applications.

Service and Community Support Centers (Learning Centers)

The Mount Knowledge™ Service and Community Support Center (Learning Centers) is a multi-functional and interactive learning center (concept) equipped with a state-of-the-art showroom, classrooms, instructors, and sales, customer service and technical support personnel.

Our Mount Knowledge™ instructor training services will show customers how to effectively use the many features of our products to learn English faster while getting better marks and passing tests.

In addition, each centre will include an interactive English Preschool learning program; English Fitness & Yoga; L21 Teacher Certification Program; English as a Second Language (ESL) programs; Syntality™ learning training; ESL, TOEFL, TOEIC, Sales Training; Nanny Health Care program, Microsoft Certified computer training and much more.

We plan to establish 3-5 Learning Centers in several major cities in China during 2010 launch the Knowledge Generator™ product to the ESL (English as a Second Language), TOEFL (Teaching of English as a Foreign Language) and literacy-accelerated learning market in China.

Revenues

We anticipate generating revenues from the marketing and sale of the Knowledge Generator™ product utilizing various marketing and distribution channels and sales strategies. We foresee the primary source of our revenues to come from the sale of the Knowledge Generator™ product in China through our corporate Learning Centers and other distribution channels.

Milestones

Our milestones and objectives over the next 12 months are significantly dependent on various factors which the Company may or may not be in control of, including, but not limited to; (a) to obtain adequate financing to sustain and expand its operations; (b) to acquire various marketing and distribution channels in China; (c) to commence the Knowledge Generator™ product launch in China and North American markets; (d) to complete market-specific product enhancements, (e) to development new partnerships and distribution channels, (f) to launch new sales strategies, (g) to create new business enterprise applications, and, (h) to generate adequate cash flow from the sales of the Knowledge Generator™ products worldwide.

Our plan of operations for the next twelve months is to complete the following objectives, as described in greater detail under the heading “Management’s Discussion and Analysis or Plan of Operations”.

Capital & Uses of Proceeds

Capital Needs

To implement ours initial plan of operations, including some or all of the above described milestones (objectives), we will continue to raise capital (“equity”) in an amount up to $1.5 Million in the form of a Private Placement or Offering for the sale of restricted Common Stock of the Company over an initial 6 month period on terms and conditions to be determined.

We anticipate the need to raise additional capital beyond the first 6 months of operations, subject to the successful implementation of its initial milestones over the first 180 days of operations and our revenue growth cycle thereafter. Management is unable to determine at this time, the specific amounts and terms of such future financings. In addition, we may elect to seek subsequent “interim or bridge” financing in the form of debt (corporate loans) as may be necessary.

Proceeds

We foresee the proceeds from capital raised to be allocated as follows: (a) market-specific implementation costs; (b) product enhancements; (c) business development; (d) general and administrative; (e) working capital; (f) financing costs; and (g) audit/SEC filing fees

Competition

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

Competitive Analysis

The following table outlines some of the competition to the Knowledge Generator™ product line presently in the market*:

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

* The figures above represent sales and price comparisons of other companies offering a similar product or products to that of the Company at various times during 2009 and may not be an accurate depiction sales and price comparisons for 2010.

Compliance with Government Regulation

None.

Employees

Currently, we have only three employees (corporate Officers) in the Company. All three Officers are also Directors of the Company:

NAME	OFFICER / DIRECTOR
Erwin Sniedzins	Chairman & Director
Daniel A. Carr	CEO, President, CFO, Treasurer & Director
Simon Arnison	CTO, Secretary & Director

Other than engaging and/or retaining independent consultants to assist us in various administrative and marketing related needs, we do not anticipate a significant change in the number of our employees, if any, unless we are able to obtain adequate financing. Currently, our officers / directors do not have any employment agreements with us.

The team’s brief biographies follow:

Erwin E. Sniedzins, Chairman, Founder and Chairman of Mt. Knowledge Inc and Mount Knowledge USA, Inc. – Mr. Sniedzins has held senior management positions at Xerox with extensive sales/marketing and business development and new product launch experience. He created Mount Knowledge™, with patent pending Knowledge Generator™, Real Time Self-Learning™; in 2001 he created an unique marketing interactive software product, selling 50,000 CDs to Sears (Eatons) and 30,000 CDs to Unilever (Lipton’s); organized, in 1991, a Mt. Everest expedition to raise International awareness and $1.1 M for Rett Syndrome; created a National Everfitness program that went out to 18,000 schools in Canada; authored, produced and published a best seller, “Who’s Who in Toronto: A Celebration of this City”;

Daniel Carr – CEO and President of Mount Knowledge USA, Inc. and Director of Auror Capital Corp. – Mr. Carr has over 30 years of experience and leadership, including financial positions in over 14 companies providing hi-tech development, manufacturing, wholesale distribution, on-line financial services, and IT infrastructure.

Simon Arnison – CTO and Director of Mt. Knowledge Inc and Mount Knowledge USA, Inc. – Mr. Arnison has over 23 years of executive and management experience in the software, multimedia, educational products and PC marketplace in both Europe and North America, and is former founder and CEO of Classwave Wireless, and former founder and CTO of Innotech. Mr. Arnison has been a pioneer and visionary in the wireless and Java marketplace and has written and presented on these fields for various publications and events.

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

ITEM 1.             RISK FACTORS

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

We are dependent on third-party manufacturers and suppliers, over whom we have very limited control.

The Company is currently dependent on one or more third-party manufactures and/or suppliers to perform its services. The Company does maintain limited written agreements with thirty party manufacturers or suppliers due to market-specific development, accordingly, such third party manufacturers and/or suppliers could terminate their relationship with the Company at any time. Moreover, the Company is dependent on the ability of the third-party manufacturers to adhere to the Company’s product licensing guidelines, price and quality specifications and scheduling requirements. Any delays in manufacturers scheduling, commitments or product supplies would adversely affect the Company’s ability to deliver the product to the market on a timely basis. The Company is subject to risks of periodic price fluctuations, shortages and delays which could have a material adverse effect on the financial condition and results of the Company’s operations; and ultimately operating margins. In addition, in some cases, the Company may not be able to increase the price of its product to offset increases in the cost of certain supplies and raw materials, which are generally passed through to the customer. Further, if any of the suppliers seek bankruptcy relief or otherwise cannot continue their business as anticipated, the availability or price of raw materials or supplies could be adversely affected. Failure by certain suppliers to continue to supply the Company with raw materials or supplies on commercially reasonable terms, or at all, could have a material adverse effect on our business.

Our future success is dependent on technology developments and our ability to adapt to these and other technological changes and to meet evolving industry standards.

Our ability to execute our strategy of marketing MtK products and generating the related expected revenues is dependent on the development and maintenance of technology as well as the MtK’s ability to adapt to changes in technology. We may encounter difficulties responding to these and other technological changes that could delay our introduction of products and services. Software industries are characterized by rapid technological change and obsolescence, frequent product introduction, and evolving industry standards.

Our future success will, to a significant extent, depend on the ability to enhance MtK’s existing products, develop and introduce new products, satisfy an expanded range of customer needs, and achieve market acceptance. We may not have sufficient resources to make the necessary investments to develop and implement the technological advances required to maintain our competitive position.

Misuse or misappropriation of our proprietary rights or inadvertent infringement by us on the rights of others could adversely affect our results of operations.

We regard our exclusive license to MtK’s intellectual property rights as essential to our business. We rely on a combination of the laws of copyrights, trademarks, and trade secrets, as well as license agreements, employment and employment termination agreements, third-party non-disclosure agreements, and other methods to protect those proprietary rights. If either MtK or the Company is unsuccessful in protecting these rights, our operating results could be adversely affected.

Although we believe MtK Products and services have been independently developed and that none of our products or services infringes on the rights of others, third parties may assert infringement claims against us in the future. We may, then be required to cease selling certain MtK Products, services or technologies. We may not be able to do so in a timely manner or upon reasonable terms and conditions. Failure to do so could harm our business and operating results.

If we do launch planned marketing initiatives, our target consumer market may not be receptive to the software and/or the cost of the product may be prohibitive.

No assurance can be given that MtK products covered by the Master Software License Agreement will be widely accepted by consumers in countries outside the United States, and we have not engaged in any preliminary test marketing program. In the event there is no general market acceptance in the product by consumers, or the price point is too high as compared to the competition, it is unlikely that we will be able to sustain commercial operations. If there is no demand or only a limited demand for the products, we could financially fail and our shareholders could potentially lose there entire investment.

Distributors and dealers may not wish to carry MtK products if we fail to meet their standards.

It is possible that we will not be able to secure agreements with established distributors and dealers in the United States and in other countries worldwide unless the products are accepted and purchased by consumers and significant sales are generated. The lack of distributor and dealer support will dramatically impact our ability to operate.

We may be unable to establish new distributors or dealers if our performance with those channels during our initial launch does not demonstrate a level of opportunity consistent with their standards.

We are not currently well financed to launch MtK products on a large scale worldwide. Therefore, initially the products will be offered on a regional basis in China. We will attempt to enter into agreements with established distributors and dealers throughout China.

If MtK products are not accepted by the consumers in the initial marketing area or if we are not able to secure agreements with qualified distributors or dealers in this region, it is highly unlikely that it will be able to secure distributors and dealers in other countries.

As a result of our limited operating history, we may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

We have no operating history in the area of marketing and selling educational software from which to evaluate our business. We have not generated revenue to date. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of development. We may not be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

Because of this limited operating history and because of the emerging nature of the markets in which we compete, our historical financial data is of no value in estimating future operating expenses. Our budgeted expense levels are based in part on our expectations concerning future revenues. However, our ability to generate revenues depends on purchase orders generated by us.

The size of any future revenues initially depends on the choices and demands of individual consumers residing in the country of China, which are difficult to forecast accurately. We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenues.

Accordingly, a significant shortfall in demand for MtK Products could have an immediate and material adverse effect on our business, results of operations, and financial condition.

We are a development stage company, have never earned any revenues, and have incurred net loss and accumulated deficit during the development stage. There is no guarantee that we will ever earn a profit.

For the period from March 16, 2006 (inception) to October 31, 2009, the Company had no revenue and incurred net losses aggregating $172,823. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and becoming successful in marketing products under the license agreement described above. Management has plans to seek additional capital through debt, and private and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

If we are unable to obtain financing in the amounts and on terms and dates acceptable to us, we may not be able to expand or continue our operations and development and so may be forced to scale back or cease operations or discontinue our business. You could lose your entire investment.

We will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income. We are an early stage company and we have not realized any revenues to date. As of October 31, 2009, we had cash-on-hand in the amount of $0. We have not generated any revenue to date. Given the recent rate at which we use cash in our operations, as well as the likelihood that our cash burn rate will increase once commence operations on the executed MtK License Agreement, we do not have sufficient capital to carry on operations, and we will need to raise at least $500,000 in a private placement offering to meet our financial commitments for at least the next twelve months. There is no assurance that we will be successful in raising these funds or generate these funds from the sales of MtK products. In the event were are successful, there is no assurance that the terms and conditions of these funds will be in the best interest of our company or our shareholders. We do not have any arrangements for financing and we may not be able to find such financing if required. We will need to obtain additional financing to operate our business for the next twelve months, and if we do not, our business will fail. We will raise the capital necessary to fund our business through a private offering of our common stock or units consisting of common stock and stock purchase warrants.

Obtaining additional financing would be subject to a number of factors, including investor acceptance of our business strategy, its technology and investor sentiment. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our product and our business model. Furthermore, there is no assurance that we will not incur further debt in the future, that we will have sufficient funds to repay our future indebtedness, or that we will not default on our future debts, thereby jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to maintain our operations, which might result in the loss of some or all of your investment in our common stock.

Our company anticipates that the funds that were raised from our previous private placement will not be sufficient to satisfy our cash requirements for the next twelve month period. Also, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

1.	we incur unexpected costs in our regard to marketing MtK product in China;

2.	we are unable to create a substantial market for MtK products;

3.	we incur any significant unanticipated expenses; and

4.	we find that we need to spend additional funds to educate the market and promote the new products.

The occurrence of any of the aforementioned events could prevent us from pursuing our business plan, expanding our business operations and ultimately achieving a profitable level of operations.

We depend almost exclusively on outside capital to pay for the continued development of our business and the marketing of MtK Products. Such outside capital may include the sale of additional stock, shareholder and director advances and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue sales of the product in the Chinese market and/or other international markets opened, and so may be forced to scale back or cease operations or discontinue business.

There are many competitors in our market and we may not be able to effectively compete against them.

The business of marketing language education software is highly competitive. This market segment includes numerous manufacturers, distributors, marketers and retailers that actively compete in the educational software business. In addition, the market is highly sensitive to the introduction of new products that may rapidly capture a significant share of the market. As a result, our ability to remain competitive depends in part upon its successful introduction and end user acceptance of a new product.

We have no operating history that makes an evaluation of our business difficult.

Our lack of operating history makes it difficult to evaluate our current business and prospects or to accurately predict our future revenues or results of operations. Our business model, and accordingly our revenue and income potential, is new and unproven. In addition, early-stage companies are subject to risks and difficulties frequently encountered in new and rapidly evolving markets.

We have a new and unproven business model, a new technology and may not generate sufficient revenues for our business to survive or be successful.

Our business model is based on the commercial viability of copyrighted educational software developed by Mount Knowledge, Inc. The educational software products have been previously marketed or test marketed in China on a limited basis. In order for our business to be successful, we must not only develop viable marketing channels that directly generate revenues, but also provide educational content to end users to create demand for MtK Products.

Our business model assumes that end users in many markets will see the value of MtK educational software and we will be able to generate revenues through sales to end users in China through various sales and marketing arrangements with local and regional companies. Each of these assumptions is unproven, and if any of the assumptions are incorrect, we may be unable to generate sufficient revenues to sustain our business or to obtain profitability.

Because of our limited resources and the speculative nature of our business, there is substantial doubt as to our ability to operate as a going concern.

Our continued operations are dependent on our ability to obtain financing and upon our ability to achieve future profitable operations from the development of our business model. Our independent registered public accounting firm (our auditors) issued its audit report including an explanatory paragraph as to an uncertainty with respect to the Company’s ability to continue as a going concern. If we are not able to continue as a going concern, it is likely investors will lose their investment.

We have no operating history and expect to incur losses in the future.

We have no operating history and have generated no revenues. We have not achieved profitability and expect to incur losses for the foreseeable future.

We expect those losses to increase as we continue to incur expenses to develop sales and marketing channels for the MtK Products and services licensed. We believe that our business depends on our ability to significantly increase revenues and to limit our operating expenses. If our revenues fail to grow at anticipated rates or our operating expenses increase without a commensurate increase in our revenues, or we fail to adjust operating expense levels appropriately, we may never be able to achieve profitability.

Our future operating results are likely to be volatile and may cause our equity value to fluctuate.

Our future revenues and operating results, if any, are likely to vary from quarter to quarter due to a number of factors, many of which are outside of our control. Factors, which may cause our revenues and operating results to fluctuate, include the following:

  market acceptance of MtK products;
  the timing and uncertainty of sales cycles or demand for the products;
  new or similar products offered by current or future competitors; and
  general economic conditions in China and other deployed markets.

We are subject to all of the risks and uncertainties associated with marketing new products in China, all of which may have an adverse impact on our business and results of operations.

Our future operating results will depend upon numerous factors beyond our control, including the acceptability of MtK Products by end users, national, regional and local economic conditions inside China and other international markets, changes in demographics, the availability of alternative software program being marketed by competing companies, which change rapidly and cannot be predicted. If we are unable to successfully anticipate and respond to changes in attitude by end users, our business and operating results will be adversely affected.

Current or future government regulations may add to our operating costs.

We may face unanticipated operating costs because of potential changes in governmental regulations in the countries we serve. We have no assurance that the government of such countries will continue to allow business to function in the future as they do now, or whether business practices and regulations will fluctuate within and/or between such countries and its trade with other countries.

If we fail to attract end users, distributors or professional sales personnel for MtK Products, it will have an adverse impact on our business.

Our success depends upon our ability to attract capable distributors to enter into arrangements with us to sell MtK Products to end users on a direct basis and by utilizing the internet. If we do not continually augment and improve our marketing channels, we will not be able to sustain a sales level that will support our operations without the infusion of additional capital.

If we do not effectively educate end users on the benefits of language education software being sold by the company, we will not have sufficient demand for MtK Products.

Our business plan is predicated on our company attracting active and loyal support from end users interested in learning new languages. Our target market will be consumers that have a specific interest in learning a second language. There can be no assurance that there will be significant support from our efforts to educate end users on the advantages of this new language education software.

Failure to achieve recognition and acceptance of this new software will have a material adverse effect on the sales and may require us to incur unexpected incremental marketing expenses to educate and inform the market place.

Delivery of MtK Products may be interrupted due to natural disasters or other causes.

MtK Products are manufactured by a third-party manufacturing company. Thus, we are subject to the risk that delivery of MtK Products may be interrupted as a result of natural disasters such as earthquakes and fires or capacity constraints with our vendors or suppliers. Any such interruptions may lead to a loss of customers or distributors and, accordingly, may adversely affect our business and results of operations.

Because one or more of the executive officers may have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operation, causing a negative impact on our business.

Currently, our executive officers are spending approximately 60 to 80 hours per week of their business time on providing management services to us.

While our executive officers presently possess adequate time to attend to our interests, it is possible that the demands on them from other obligations could increase, with the result that one or more of them may no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

Risks Relating To Our Common Stock

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

ITEM 2.             PROPERTIES.

Executive Offices

Our executive offices are located at 39555 Orchard Hill Place, Suite 600, Novi, Michigan 48375. Mr. Erwin Sniedzins, Daniel Carr and Simon Arnison are officers and directors of the Company.

On or about July 2009, management decided to contract for a virtual office with a mailing address only at a monthly cost of less than $100.00 for the next twelve (12) months as a cost-saving measure; a cost that has been borne by Daniel A. Carr to date. However, management anticipates the need for the Company to move their executive offices within the next (12) months to accommodate additional staff members. The increased costs of such new executive offices are currently unknown. We do not own any real property.

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

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are quoted on the Over-The-Counter Bulletin Board under the trading symbol “MKHD.OB”. Our shares have been quoted on the Over-The-Counter Bulletin Board since October 3, 2007. There have been no trades in our shares of common stock since October 3, 2007. Our transfer agent is Island Stock Transfer, of 100 2nd Avenue, S, Suite 104N, St. Petersburg, FL 33701; telephone number 727.289.0010; facsimile: 727.289.0069.

Holders of our Common Stock

As of February 10, 2010, there were 24 registered stockholders holding 85,533,536 shares of our issued and outstanding common stock after (a) the re-purchase of 5,000,000 shares of the Company’s common stock and (b) the commencement of a 22 for 1 forward stock split (the “Forward Split”) of the Company’s previous total of 8,887,888 issued and outstanding common stock.

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

Recent Sales of Unregistered Securities

On July 27, 2009, we completed a private offering of 275,388 shares of our common stock at a price of $0.01 per share to a total of eleven (11) purchasers for total proceeds of $2,753.88. Also on July 27, we completed a private offering of 1,500,000 shares of our common stock at a price of $0.025 per share to Birch First Trust for total proceeds of $37,500. We completed these offerings pursuant to Rule 506 of Regulation D of the Securities Act.

Also on January 21, 2010, we issued a series of Stock Purchase Warrant Agreements for the purchase of a certain numbers of shares of the Company’s Common Stock. The Stock Purchase Warrant Agreements were executed in order to arrange for necessary future financings of the Company to execute on its business plan as set forth in the Post Effective Amendment which was effective as of September 28, 2009. The Company completed issuance of the above referenced Warrants was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 27, 2009, we completed a private offering of 1,500,000 shares of our common stock at a price of $0.025 per share to Birch First Trust, an affiliate to the Company controlled by Daniel A. Carr, our Company’s President and CEO, for total proceeds of $37,500. We completed these offerings pursuant to Rule 506 of Regulation D of the Securities Act.

Also on January 21, 2010, we issued a series of Stock Purchase Warrant Agreements to Birch First Advisors, LLC, an affiliate of Birch First Trust and an affiliate to the Company for the purchase of 1,000,000 share of shares of the Company’s Common Stock at $0.15 per share and 1,000,000 share of shares of the Company’s Common Stock at $0.20 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6.             SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Caution Regarding Forward-Looking Information

Certain statements contained herein, including, without limitation, statements containing the words “believe(s)”, “anticipate(s)”, “expect(s)” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this prospectus and investors are cautioned not to place undue reliance on such forward-looking statements.

Company Overview

Mount Knowledge Holdings, Inc. is fully-reporting public company incorporated under of the laws of the state of Nevada engaged in the business of marketing, sales, and distribution of educational products.

Our primary mission is to market, sell and distribute a proprietary Real Time Self Learning System (“RTSL”) software application referred to as the Knowledge Generator™ product, domestically and internationally to a variety of customers, including individuals, schools, government agencies, and corporations.

The Knowledge Generator™ product consists of a proprietary core technology that allows for textual information to be converted into a multi-purpose learning experience with automatically generated interactive lessons, exercises, tests and scores. The software application has more than 240 interactive enabling learning tools that allow users to transform “information into knowledge” quickly, providing an interactive and dynamic alternative to traditional passive (rote) learning methods.

The Knowledge Generator™ product was designed specifically to provide an integrated learning system that encompasses an individual user’s learning style and special needs and can convert nearly any textual information, including complex data and structured text book information, into an interactive learning platform. The product uses principals applied to electronic based learning that provide a comprehensive, interactive solution with existing digital communicative and learning devices, such as personal computers.

The Knowledge Generator™ product was developed with various software user-interface enablers to promote the utilization of several of the user’s senses during the learning process. Users of Knowledge Generator™ see (visualize), listen, compose, speak, reply and interact and react to information by keyboard touch, sound and voice. The Company believes that the Knowledge Generator™ system can address many learning needs of students from preschool to college by helping to teach one phonetic sound to complete pronunciation of phrases, one word to understanding and writing complete sentences, and from listening to speaking and comprehension and so on. Users can import, in various formats (i.e. word document, RTF, html, etc.), textual content they want to learn and the Knowledge Generator™ software application tools will automatically create interactive subject based learning or skill training lessons and tests.

Initially, we plan to focus our marketing efforts primarily on the sale of the Knowledge Generator™ product line to the ESL (English as a Second Language), TOEFL (Teaching of English as a Foreign Language) and literacy-accelerated learning market in China. Secondary customers will consist of corporate training departments, government agencies, schools and other learning institutions, including various types of professional organizations worldwide “Business Enterprise” application.

We conduct our business in an environment that is highly competitive and unpredictable; however, this market continues to expand consistently. As such, we believe that our integrated learning system is uniquely positioned to capture market share due to our robust platform and its extensive features and functionality.

The Company anticipates generating revenues from the marketing and sale of the Knowledge Generator™ product utilizing various marketing and distribution channels and sales strategies.

Plan of Operations

Over the 12 month of 2010, we must raise capital and complete certain milestones as described below:

Milestones

Background Information

The Knowledge Generator™ has been under development since early 2002 and has been trialed by hundreds of users in different user settings. In 2007, Mtk, Inc signed its first annual license agreement with various Toronto District School Board schools for their elementary and high school programs.

Knowledge Generator™ is now being used to help students in literacy improvements, English as a Second Language (ESL), Adult Professional Accreditation, Teaching of English as a Foreign Language (TOEFL) preparation and special needs learners, including at-risk students and students with Down’s syndrome.

In early 2009, Mtk, Inc released its first commercial software application of the “Complete English Real Time Self Learning Intelligent System™”, now known and marketed as the Knowledge Generator™ product. Since its release, Mtk, Inc has received inquiries on the product from various schools, businesses and potential sales partners throughout Canada and China. This resulted in the execution of a five year, plus five year, Sales Agent agreement with Tianjin You He Trading Co., Ltd in Tianjin, China in March of 2009. This exclusive marketing and distribution agreement for China grants to Tianjin You He Trading Co., Ltd. the rights to distribute the Knowledge Generator™ product utilizing various traditional marketing methods, at Tianjin You He Trading Co., Ltd’s expense, but with support from Mtk, Inc to train initial personnel on product functionality, features, etc., and to assist in the creation of marketing, branding and product identity tools and sales & marketing strategy, as needed.

The exclusive Master Software License Agreement executed on January 21, 2010 with Mount Knowledge, Inc. (“MtK”), a corporation based out of Ontario, Canada, and its founder, Erwin Sniedzins, supersedes the Master Product License Agreement executed on or before July 27, 2009 and provides updated terms and conditions, including, but not limited to new definitions of duties, responsibilities and costs to be borne by the respective parties.

Any and all products licensed under the Master Product License Agreement will be defined specifically in a Statement of Work executed for each respective product describing the terms and condition relating to such product or products, including, but not limited to, Costs, Delivery Dates, Specifications, Support, other requirements requested by the Company and the respective obligations of the parties with respect thereto, as may be agreed upon by the parties from time to time during the term of the Agreement. Also, the term of the agreement has been extended to eighty-eight (88) years. The License Agreement may also be further extended upon mutual agreement between the parties.

The Agreement by and between MtK and us does not include ownership rights to previous marketing and sales or distribution agreements executed by MtK. However, we ares in negotiations with MtK to acquire the rights to any and all existing agreements, including the Tianjin You He Trading Co., Ltd Sales Agent agreement, executed by MtK prior to the execution of our Master Software License Agreement, which we anticipate having completed in the second quarter of 2010.

Future Milestones

Our milestones and objectives over the next 12 months are significantly dependent on various factors which the Company may or may not be in control of, including, but not limited to; (a) to obtain adequate financing to sustain and expand its operations;

(b) to acquire various marketing and distribution channels in China; (c) to commence the Knowledge Generator™ product launch in China and North American markets; (d) to complete market-specific product enhancements, (e) to development new partnerships and distribution channels, (f) to launch new sales strategies, (g) to create new business enterprise applications, and, (h) to generate adequate cash flow from the sales of the Knowledge Generator™ products worldwide.

The Company anticipates the completion of the following objectives over the next 12 months:

First 90 Days of Operations (Administrative)

In the first 90 days of operations, our primary focus will be to complete necessary administrative functions, obtain new financing and acquire certain existing marketing and sales agreements in order to properly position us to execute on OUR business plan. These proposed objectives are as follows:

1.             Secondary Offering and/or Other Financings. We plan to initiate a Private Placement Memorandum or Offering for the sale of our restricted Common Stock in an anticipated amount of up to $1,500,000.00 to commence over the next 1 to 6 months, subject to the completion of all appropriate regulatory filings required prior to the commencement of such capital raise. We anticipate administrative and professional fees to be approximately $50,000.00, and selling costs, not to exceed ten percent ($150,000.00) of the total amount of funds raised. In order to complete the Private Placement, we may need to seek “interim or bridge” financing in the form of debt (corporate loans) and/or convertible debentures to pay for expenses associated with such an offering, as deemed necessary by our management.

2.             Acquisition of China Contract. We plan to acquire the existing Tianjin You He Trading Co., Ltd Sales Agent agreement within the next 90-180 days. We anticipate the cost of the acquisition of this agreement to be in form common and/or preferred stock (no cash) issued under specific terms and conditions to be determined.

3.             Implementation of China Contract. If the Sales Agent agreement with Tianjin You He Trading Co., Ltd in China is successfully acquired, we may be required to fulfill certain, if not all, of the contractual obligations in the agreement with Tianjin You He Trading Co., Ltd. These obligations may include, amongst other things, China-specific product design and packaging, technical support, China related educational content consisting of approved stories and exercises, mutually approved marketing and sales materials and product packaging, a Chinese sales website, and other miscellaneous items which may be deemed necessary in order to successfully launch the product in China within the next 3 to 6 months of operations.

We anticipate costs related to the implementation of the China contract to be approximately $375,000.00.

Next 90 days of Operations

In the next 90 days of operations, we plan to expand our objectives to include new product enhancements and the development of new partnerships and distribution channels as follows:

1.             Product Enhancements for North American Market. Subject to the successful launch of the Knowledge Generator™ software application in China, we plan to commission Mtk, Inc to provide product enhancements consistent with perceived customer requirements within the North American market place. Most of these enhancements are believed to be in the form of updated graphics, to enhance the fluidity of the user experience and interface, and some market specific content. We anticipate a budget of approximately $250,000.00 to complete such product upgrades over a period of 3 to 6 months.

2.             Business Development (Additional Partnerships and Distribution Channels). We will also pursue our business development efforts in other Asian countries, as well as North American and various European markets. We anticipate an initial budget of approximately $150,000.00 to preliminarily seek new partnerships and distribution channels commencing sometime after the first 90 days of operations and continuing for a period of time thereafter as determined by us, subject to the availability of adequate financing and ongoing sales results.

Months 6- 9 of Operations

During the period of 6 to 9 months, we will direct our marketing efforts towards direct sales opportunities in the form of infomercials and online membership programs, including the option of bundling our product with potential technology partners to increase brand awareness and product reach.

1.             Infomercials. We plan to develop infomercials to assist in creating brand awareness and direct sales revenue, beginning in China and eventually targeting North America and specific European and Asian markets. We anticipate an initial budget of approximately $500,000.00 over a 6 to 12 month period to effectively produce and execute a sales and marketing program utilizing infomercials commencing at various times in the specific markets we decide to pursue.

2.             Membership Program. We foresee a web-based e-learning membership program with monthly, recurring, fee based revenues as being one of the more important and lucrative long-term revenue models for us. It is difficult to accurately estimate the total cost involved in the design and development of this program, including the time required to implement such a program. We have initially budgeted $275,000.00 to pursue the creation and implementation of its membership program.

3.             Technology Partners. We will seek to identify and develop relationships with globally recognized technology providers and OEM’s to pursue the possibility of bundling the Knowledge Generator™ product with established product platforms, including mobile applications (PDA) to provide the Company with an ancillary revenue stream. We see this as a potentially significant opportunity to generate revenues, if it has successfully demonstrated the desirability of the Knowledge Generator™ product with its initial audience and market(s). We anticipate a budget of approximately $50,000.00 to initially cultivate these types of partnerships when deemed appropriate by us.

Months 9-12 of Operations

During the period of 9 to 12 months, we will seek to modify the Knowledge Generator™ product for the development and sale of new applications specifically for the business sector.

1.             Business Enterprise Applications. We foresee the use of the Knowledge Generator™ product as a learning solution for schools, government agencies, healthcare facilities, and corporations to provide an enhanced, interactive learning program to facilitate new job skills training and continual education programs. Therefore, we intend to work with Mtk, Inc to develop product-specific enhancements to the existing Knowledge Generator™ product for use in various business applications. It is likely that most of the product enhancements for business applications will be in form of client-specific modifications based upon requests for customized specifications and functionality. As such, we anticipate that some of the costs for these modifications would be borne by each respective client. Therefore, it is difficult to accurately determine the upfront costs attributable to us for any research and development of business enterprise applications. For that reason, we initially anticipate a budget of approximately $50,000 for the beginning stages of such a development program on a timeframe yet to be determined.

The milestones outlined above represent our objectives for the purpose of obtaining revenues from the marketing and sales of the Knowledge Generator™ product through various marketing and distribution channels.

Although, we have arranged and specified each respective milestone in a defined order, or timeline, over the next 12 months, we may find the need to modify any or all of the milestones listed, subject to unforeseen circumstances and other contingences which may require us to alter, in whole, or in part, certain aspects of each respective milestone in order for us to successfully realize revenue and ultimately attempt to achieve profitability. Each milestone many begin at a different time than indicated and may continue for a shorter or longer period of time than suggested, depending upon if such milestones have successfully resulted in generating revenues for us. Also, each milestone may require more or less capital than anticipated and may need to be adjusted from time to time. Furthermore, any adjustments made to the proposed milestones may adversely affect the revenue potential of each milestone and overall revenues and/or our profitability.

Requirements and Utilization of Funds

Our budget for operations in next six to twelve months is as follows:

We initially seek to raise $1,500,000.00 during the upcoming 1 to 6 months, from the sale of our common stock. These monies will be used to execute on the first six months of milestones such as acquiring and implementing the Tianjin You He Trading Co., Ltd. exclusive Sales Agent agreement for China, the development of product enhancements for the North American market, identifying and developing additional partnerships and distribution channels, and for general operating expenses.

We anticipate the need to raise additional capital beyond the first 6 months of operations, subject to the successful implementation of its initial milestones over the first 180 days of operations and our revenue growth cycle thereafter. Management is unable to determine at this time, the specific amounts and terms of such future financings. In addition, we may elect to seek subsequent “interim or bridge” financing in the form of debt (corporate loans) as may be necessary.

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

Financial Condition, Liquidity and Capital Resources

As of October 31, 2009, we had $0 in the bank and our only assets are intangible and consist of: our business plan, a License Agreement, relationships, and industry contacts. We had limited operations to date and we did not have any revenues during the fiscal year ended October 31, 2008 and 2009. We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed marketing and sales operations.

Management believes this amount will not satisfy our cash requirements for the next 12 months and as such we will need to either raise additional proceeds and/or our officers and/or directors will need to make additional financial commitments to our company, neither of which is guaranteed.

We plan to satisfy our future cash requirements - primarily the working capital required to execute on our objectives, including marketing and sales of our product, and to offset legal and accounting fees - by financial commitments from future debt/equity financings, if and when possible.

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

The staged development of our business will continue over the next 12 months. Other than engaging and/or retaining independent consultants to assist the us in various administrative and marketing related needs, we do not anticipate a significant change in the number of our employees, if any, unless we are able to obtain adequate financing.

Our auditors have issued a "going concern" opinion. This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no substantial revenues are anticipated in the near-term. Accordingly, we must raise cash from sources other than from the sale of our product. Our only other source for cash at this time is investment by officers and/or directors, of which, such has not been committed nor can we anticipate that such will be available when needed. We must raise capital to implement our business strategy and stay in business.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended October 31, 2009 which are included herein.

Our operating results for the years ended October 31, 2009 and 2008 are summarized as follows:

	Years Ended
	October 31,
	2009	2008

Revenue	$-	$-
Operating Expenses	43,464	53,510
Net Loss	$(43,464)	$(53,510)

Revenues

We have not earned any revenues to date, and do not anticipate earning revenues in the immediate future.

Expenses

Our expenses for the years ended October 31, 2009 and 2008 are outlined in the table below:

	Years Ended
	October 31,
	2009	2008

Exploration Expenses	$-	$3,380
Filing Fees	5,428	2,454
General and Administrative	177	212
Professional Fees	34,459	30,432
Transfer Agent Fees	3,400	12,450
Impairment Charge (write-downs)	-	4,582
Total Expenses	$43,464	$53,510

General and Administrative

The decrease in our general and administrative expenses for the year ended October 31, 2009 compared to October 31, 2008 was primarily due to: (i) a decrease in filing fees; and (iii) a decrease in exploration expenses.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization. Legal expenses will be ongoing during fiscal 2010 as we are subject to the reporting obligations of the Securities Exchange Act of 1934.

Liquidity And Capital Resources

Working Capital

			Percentage
	As at	As at October	Increase /
	October 31, 2009	31, 2008	(Decrease)

Current Assets	$-	$3,879	(100)%
Current Liabilities	$20,384	$14,687	39%
Working Capital	$(20,384)	$(10,808)	(89)%

Cash Flows

			Percentage
	Year Ended	Year Ended	Increase /
	October 31, 2009	October 31, 2008	(Decrease)
Cash used in Operating Activities	$(33,675)	$(42,734)	21%
Cash provided by Investing Activities	$-	$-	0%
Cash provided by Financing Activities	$36,162	$10,793	235%
Foreign Exchange Effect on Cash	(6,366)	$465	(1,469)%
Net Increase (Decrease) in Cash	$(3,879)	$(31,467)	88%

We anticipate that we will incur approximately $100,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of ($33,675) during the year ended October 31, 2009 and ($42,734) during the year ended October 31, 2008. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided in investing activities during the years ended October 31, 2009 and October 31, 2008.

Cash from Financing Activities

We generated $36,162 cash from financing activities during the year ended October 31, 2009 compared to cash from financing activities in the amount of $10,793 during the year ended October 31, 2008. Cash generated by financing activities is attributable to the sale of restricted stock of $40,254 and shareholders loans of ($4,092).

Disclosure of Outstanding Share Data

As of January 21, 2010, we had 85,533,536 shares of common stock issued and outstanding. We do not have any warrants, options or shares of any other class issued and outstanding as at the date of this quarterly report.

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

As of October 31, 2009, we had accumulated losses of $172,823 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended October 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities. There is no assurance that the Company will able to obtain financing to carry on our legal, accounting and reporting needs.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Application of Critical Accounting Estimates

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have been prepared within the framework of the significant accounting policies summarized below:

Mineral Property and Exploration Costs

Until abandonment of its mineral property on January 23, 2009, we were was an exploration stage mining company and had not realized any revenue from its operations. We were primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing, in accordance with ASC Topic 360, “Property, Plant and Equipment – Subsequent Measurement”, (formerly SFAS 144), when facts and circumstances indicate impairment may exist, as defined in Note 3, Newly Adopted Accounting Policies And Recent Accounting Guidance.

We regularly performed evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. Also, long-lived assets were reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Management periodically reviewed the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project was based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company did not set a pre-determined holding period for properties with unproven deposits; however, properties which had not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program were re-evaluated to determine if future exploration was warranted, whether there has been any impairment in value and that their carrying values was appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“ASC Topic 860”) which will require more information about transfers of financial assets in situations where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This guidance is effective for interim and annual periods ending after November 15, 2009. The Company does not expect the adoption of the guidance to have a material impact on its financial statements.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (“ASC Topic 810”). The guidance is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This guidance is effective for interim and annual periods ending after November 15, 2009. The Company does not expect the adoption of the new accounting guidance to have a material impact on its financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.

Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 recognizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure.

The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. SFAS 168 is effective for the Company as of the year ended October 31, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have an impact on the Company’s financial statements. The only impact was that references to authoritative accounting literature are in accordance with the Codification. The Company has included in its disclosures the Accounting Standards Codification (“ASC”) cross-reference along side the references to the accounting standards issued and adopted prior to the adoption of Codification.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MOUNT KNOWLEDGE HOLDINGS, INC.
(formerly Auror Capital Corp.)
(A Development Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2009
(Stated in U.S. Dollars)

Report of Registered Independent Public Accountants

To the Board of Directors and Stockholders,
Mount Knowledge Holdings, Inc. (formerly Auror Capital Corp).
Novi, Michigan 48375

We have audited the accompanying balance sheets of Mount Knowledge Holdings, Inc. (formerly Auror Capital Corp). (a development stage company) as of October 31, 2009 and October 31, 2008 and the related statements of operations, cash flows and stockholders’ deficiency for the years then ended and for the period from March 16, 2006 (inception) to October 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Mount Knowledge Holdings, Inc. (formerly Auror Capital Corp.) as of October 31, 2009 and October 31, 2008 and the results of its operations and its cash flows for the fiscal years then ended and for the period March 16, 2006 (inception) to October 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

JORGENSEN & CO.

November 30, 2009 (except for note 10, which is dated February 5, 2010)
Bellevue, WA

MOUNT KNOWLEDGE HOLDINGS, INC.
(Formerly Auror Capital Corp)
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	OCTOBER 31
	2009	2008

ASSETS

Current
Cash	$-	$3,879

LIABILITIES

Current
Accounts payable and accrued liabilities	$13,683	$3,894
Due to related party	6,701	10,793
	20,384	14,687

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
200,000,000 common voting stock with a par value of $0.0001 per share
100,000,000 preferred stock with a par value of $0.0001 per share

Issued:
85,533,536 common shares at October 31, 2009 (2008 – 156,475,000 common shares)	19,953	15,648

Additional Paid-In Capital	131,951	95,603
Accumulated Other Comprehensive Gain	935	7,301
Deficit Accumulated During The Exploration Stage	(151,681)	(129,359)
Deficit Accumulated During The Development Stage	(21,142)	-
	(20,384)	(10,808)

	$-	$3,879

The accompanying notes are an integral part of these financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
(formerly Auror Capital Corp.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			MARCH 16
	YEAR ENDED		2006 TO
	OCTOBER 31		OCTOBER 31
	2009	2008	2009

Revenue	$-	$-	$-

Expenses
Exploration expenses	-	3,380	15,313
Filing fees	5,428	2,454	11,154
General and administrative	177	212	6,307
Professional fees	34,459	30,432	112,889
Transfer agent fees	3,400	12,450	22,578
	43,464	48,928	168,241
Write Down On Mineral Property	-	4,582	4,582
	43,464	53,510	172,823

Net Loss For The Period	$(43,464)	$(53,510)	$(172,823)

Net Loss During the Exploration Stage	$(22,322)	$(53,510)	$(151,681)
Net Loss During the Development Stage	(21,142)	-	(21,142)

	$(43,464)	$(53,510)	$(172,823)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	7,579,438	7,112,500

STATEMENTS OF COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			MARCH 16
	YEAR ENDED		2006 TO
	OCTOBER 31		OCTOBER 31
	2009	2008	2009

Net loss for the period	$(43,464)	$(53,510)	$(172,823)
Foreign currency translation adjustment	(6,366)	465	935

Total Comprehensive Loss	$(47,830)	$(53,045)	$(171,178)

The accompanying notes are an integral part of these financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
(formerly Auror Capital Corp.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			MARCH 16
	YEAR ENDED		2006 TO
	OCTOBER 31		OCTOBER 31
	2009	2008	2009

Cash (Used In) Operating Activities
Net loss for the period	$(43,464)	$(53,510)	$(172,823)
Adjustment for item not affecting cash:
Mineral property write down	-	4,582	4,582
	(43,464)	(48,928)	(168,241)
Changes in non-cash operating working capital items:
Prepaid expenses	-	10,000	-
Accounts payable and accrued liabilities	9,789	(3,806)	13,683
	(33,675)	(42,734)	(154,558)

Cash Provided By Investment Activity
Mineral property acquisition costs	-	-	(4,582)

Cash Provided By Financing Activities
Issuance of common stock	40,254	-	151,504
Advances received (repaid) – related party	(4,092)	10,793	6,701
	36,162	10,793	158,205

Foreign Exchange Effect On Cash	(6,366)	465	935

Decrease In Cash	(3,879)	(31,476)	-

Cash, Beginning Of Period	3,879	35,355	-

Cash, End Of Period	$-	$3,879	$-

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
(formerly Auror Capital Corp.)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM MARCH 16, 2006 (INCEPTION) TO OCTOBER 31, 2009
(Stated in U.S. Dollars)

						DEFICIT	DEFICIT
	COMMON STOCK				ACCUMULATED	ACCUMULATED	ACCUMULATED
			ADDITIONAL	SHARE	OTHER	DURING THE	DURING THE
			PAID-IN	SUBSCRIPTIONS	COMPREHENSIVE	EXPLORATION	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	RECEIVED	(LOSS) GAIN	STAGE	STAGE	TOTAL

Opening Balance March 16, 2006 – Stock issued for cash at $0.001	110,000,000	$11,000	$-	$-	$-	$-	$-	$11,000

June 26, 2006 – Stock issued for cash at $0.04	38,500,000	3,850	60,150	-	-	-	-	64,000

Share subscriptions received	-	-	-	3,000	-	-	-	3,000

Foreign currency translation	-	-	-	-	(262)	-	-	(262)

Net loss for the period	-	-	-	-	-	(12,292)	-	(12,292)

Balance, October 31, 2006	148,500,000	14,850	60,150	3,000	(262)	(12,292)	-	65,446

December 12, 2006 – Stock issued for cash at $0.10	5,841,000	584	25,966	(3,000)	-	-	-	23,550

February 7, 2007 – Stock issued for cash at $0.10	2,134,000	213	9,487	-	-	-	-	9,700

Foreign currency translation	-	-	-	-	7,098	-	-	7,098

Net loss for the year	-	-	-	-	-	(63,557)	-	(63,557)

Balance, October 31, 2007	156,475,000	15,648	95,603	-	6,836	(75,849)	-	42,237

MOUNT KNOWLEDGE HOLDINGS, INC.
(formerly Auror Capital Corp.)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)

PERIOD FROM MARCH 16, 2006 (INCEPTION) TO OCTOBER 31, 2009
(Stated in U.S. Dollars)

						DEFICIT	DEFICIT
	COMMON STOCK				ACCUMULATED	ACCUMULATED	ACCUMULATED
			ADDITIONAL	SHARE	OTHER	DURING THE	DURING THE
			PAID-IN	SUBSCRIPTIONS	COMPREHENSIVE	EXPLORATION	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	RECEIVED	(LOSS) GAIN	STAGE	STAGE	TOTAL

Balance, October 31, 2007	156,475,000	$15,648	$95,603	$-	$6,836	$(75,849)	$-	$42,237

Foreign currency translation	-			-	465		-	465
Net loss for the year	-			-	-	(53,510)	-	(53,510)

Balance, October 31, 2008	156,475,000	15,648	95,603	-	7,301	(129,359)	-	(10,808)

July 27, 2009 – Stock issued for cash at $0.01	6,058,536	,606	2,148	-	-		-	2,754
July 27, 2009 – Stock issued for cash at $0.025	33,000,000	3,300	34,200	-	-		-	37,500

Foreign currency translation	-	-		-	(6,366)		-	(6,366)

Net loss for the year	-	-		-		(22,322)	(21,142)	(43,464)

Balance, October 31, 2009	195,533,536	$19,553	$131,951	$-	$935	$(151,681)	$(21,142)	$(20,384)

The accompanying notes are an integral part of these financial statements.

1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Organization

On October 20, 2009, the Company amended and restated its Articles of Incorporation and By-laws, changing its name to Mount Knowledge Holdings, Inc (formerly Auror Capital Corp.) and increasing the number of authorized common and preferred shares. See Note 6.

On July 27, 2009, the Company entered into an exclusive Master Product Licensing Agreement with Mount Knowledge Inc. (“MtK”), a corporation based out of Ontario, Canada, and its founder, Erwin Sniedzins, wherein the Company was granted exclusive world-wide license to all intellectual property owned by MtK for the purposes of promoting, marketing and selling MtK products. Currently, MtK products consist of patent pending “Real Time Learning and Self Improvement Educational System and Method” software application referred to as “Syntality”. The Company’s business plan includes international marketing under the license agreement.

The Company was incorporated in the State of Nevada, U.S.A., on March 16, 2006. The Company’s principal executive offices are now in Michigan. The Company began as an exploration stage company engaged in the acquisition and exploration of mineral properties. On January 23, 2009, the Company decided to abandon the Katrina mineral claim due to its unsuccessful explorations to date and inability to attract investment capital to proceed with further exploration on the claim.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, for the period from March 16, 2006 (inception) to October 31, 2009, the Company had no revenue and incurred net losses aggregating $172,823. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and becoming successful in marketing products under the license agreement described above. Management has plans to seek additional capital through debt, and private and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)             Development Stage Company

The Company became a development stage company during its fourth quarter, 2009, as defined by Accounting Standards Codification (“ASC”), ASC 915 (formerly SFAS 7), as defined in Note 3, Newly Adopted Accounting Policies And Recent Accounting Guidance. The Company is devoting substantially all of its present efforts to developing its new business. All losses accumulated during the fourth quarter have been considered as part of the Company’s development stage activities. Costs of start up activities, including organizational costs, are expensed as incurred.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

b)             Exploration Stage Activities and Mineral Property Interests

Until abandonment of its mineral property on January 23, 2009, the Company was an exploration stage mining company and had not realized any revenue from its operations. It was primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing, in accordance with ASC Topic 360, “Property, Plant and Equipment – Subsequent Measurement”, (formerly SFAS 144), when facts and circumstances indicate impairment may exist, as defined in Note 3, Newly Adopted Accounting Policies And Recent Accounting Guidance.

The Company regularly performed evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. Also, long-lived assets were reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Management periodically reviewed the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project was based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company did not set a pre-determined holding period for properties with unproven deposits; however, properties which had not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program were re-evaluated to determine if future exploration was warranted, whether there has been any impairment in value and that their carrying values was appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The accumulated costs of properties that were developed on the stage of commercial production would be amortized to operations through unit-of-production depletion, if and when revenue was generated from the Company’s business activities.

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

d)             Basic and Diluted Loss Per Share

In accordance with ASC Topic 260, “Earnings Per Share” (formerly SFAS 128), as defined in Note 3, Newly Adopted Accounting Policies And Recent Accounting Guidance, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At October 31, 2009, the Company had no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation. Loss per share is rounded to the nearest penny.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)             Income Taxes

The Company has adopted ASC Topic 740, “Accounting for Income Taxes” (formerly SFAS 109) as defined in Note 3, Newly Adopted Accounting Policies And Recent Accounting Guidance. This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

f)             Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. Transactions in Canadian currency are translated into U.S. dollars as follows: a) monetary items at the exchange rate at the balance sheet date; b) non-monetary items at the historical exchange rate, and; c) revenues (if any) and expenses at the average rate in effect during the accounting period.

Translation adjustments resulting from this process are recorded in Stockholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss).Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are recorded in the Statement of Operations.

g)             Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from the estimates.

h)             Impairment of Long-Lived Assets

Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.

i)             Asset Retirement Obligations

The Company has adopted ASC Topic 410, “Asset Retirement and Environmental Obligations” (formerly SFAS 143) as defined in Note 3, Newly Adopted Accounting Policies And Recent Accounting Guidance., which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

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

3. NEWLY ADOPTED ACCOUNTING POLICIES AND RECENT ACCOUNTING GUIDANCE

a)             Newly Adopted Accounting Policies

The Company has adopted ASC Topic 820, “Fair Value Measurements and Disclosures” (formerly SFAS 157), as defined in Note 3, Newly Adopted Accounting Policies And Recent Accounting Guidance. This Standard defines fair value, establishes a framework for measuring fair value in GAAP (U.S. generally accepted accounting principles), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. ASC Topic 820 does not require any new fair value measurements.

3. NEWLY ADOPTED ACCOUNTING POLICIES AND RECENT ACCOUNTING GUIDANCE (Continued)

Under ASC 825 (formerly SFAS 159), as defined in Note 3, Newly Adopted Accounting Policies And Recent Accounting Guidance, the Company is permitted to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.

The Company has adopted ASC Topic 855, “Subsequent Events” (formerly SFAS 165), as defined in Note 3, Newly Adopted Accounting Policies And Recent Accounting Guidance, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date (i.e. whether the evaluation date represents the date the financial statements were issued or were available to be issued). The Company evaluated subsequent events through the date and time the financial statements were issued. The adoption of ASC Topic 855 did not have a significant impact on the Company’s financial statements.

b)             Recent Accounting Guidance

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“ASC Topic 860”) which will require more information about transfers of financial assets in situations where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This guidance is effective for interim and annual periods ending after November 15, 2009. The Company does not expect the adoption of the guidance to have a material impact on its financial statements.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (“ASC Topic 810”). The guidance is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This guidance is effective for interim and annual periods ending after November 15, 2009. The Company does not expect the adoption of the new accounting guidance to have a material impact on its financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 recognizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure.

The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. SFAS 168 is effective for the Company as of the year ended October 31, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have an impact on the Company’s financial statements. The only impact was that references to authoritative accounting literature are in accordance with the Codification. The Company has included in its disclosures the Accounting Standards Codification (“ASC”) cross-reference along side the references to the accounting standards issued and adopted prior to the adoption of Codification.

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

During the fiscal year ended October 31, 2009, the Company ceased work on the claim. On January 23, 2009, the Company abandoned the mineral claim. The property had been fully written down at October 31, 2008.

5. RELATED PARTY TRANSACTIONS

At October 31, 2009, the Company was indebted in the amount of $6,701 (2008 - $10,793) to a company with a common director. During the fiscal year ended October 31, 2009, the Company’s CEO loaned the Company an additional $Cdn 30,100. Also, during the year the Company repaid $US 35,368 debt from cash provided by a sale of the Company’s common shares. On November 2, 2009, the Company has received a non-interest bearing demand loan totaling $25,000 from an entity controlled by the Company’s recently appointed CEO and Director.

6. SHARE CAPITAL

Authorized:

On October 20, 2009, the Company amended and restated its Articles of Incorporation, increasing the authorized common shares to 200,000,000 shares, par value $0.0001 (from 100,000,000 common shares, par value $0.001); and, increasing the authorized preferred shares to 100,000,000 preferred shares, par value $0.0001 (from 5,000,000 preferred shares, par value $0.001) .

Preferences:

The common or preferred stock may be issued from time to time at the discretion of the Company’s Board of Directors in one or more series, the shares of each series to have such voting powers, full or limited, and such designations, preferences, and relative, participating, optional, or other special rights and qualifications, limitations, or restrictions.

Issued and Outstanding:

a)             On March 16, 2006, the Company issued 5,000,000 common shares to the Company’s founder at a price of $0.001 per share.

b)             Pursuant to a private offering, on June 26, 2006, the Company issued 1,750,000 common shares at a price of $0.04 per share.

c)             On December 12, 2006, pursuant to a private placement, the Company issued 265,500 shares of its common stock at $0.10 per share for cash.

d)             On February 7, 2007, pursuant to a private placement, the Company issued 97,000 common shares at $0.10 per share for cash.

e)             On July 27, 2009, the Company completed a private offering of 275,388 shared of its common stock at a price of $0.01 per share to a total of eleven purchasers for total proceeds of $2,754. Also on July 27, 2009, the Company completed a private offering of 1,500,000 shares of its common stock at a price of $0.025 per share for total proceeds of $37,500.

6. SHARE CAPITAL (continued)

The Company has no stock option plan, warrants or other dilutive securities.

7. COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters.

8. INCOME TAX

a)      Income Tax Provision

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes. The difference results from the following items:

	2009	2008
Computed expected (benefit of) income taxes	$(14,750)	$(18,000)
Increase in valuation allowance	14,750	18,000
Income tax provision	$-	$-

b)      Significant components of the Company’s deferred income tax assets are as follows:

	2009	2008
Operating loss carry forward	$172,800	$129,300
Statutory tax rate	34%	34%
Deferred income tax assets	58,750	44,000
Valuation allowance	(58,750)	(44,000)
Net deferred tax assets	$-	$-

c)      The Company has incurred operating losses and approximately $172,800, which, if unutilized, will fully expire in 2029. Subject to certain restrictions, the Company has mineral property and exploration expenditures of $4,500 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	INCOME TAX
	OPERATING
	LOSS CARRY FORWARD
		EXPIRATION
	AMOUNT	DATE

2009	$43,500	2029
2008	49,000	2028
2007	63,500	2027
2006	16,800	2026
Total income tax operating loss carry forward	$172,800

9. SUBSEQUENT EVENT

The Company has received one non-interest bearing demand loan totaling $25,000 made by Birch First Advisors, LLC, an affiliate managed by Daniel A. Carr, a director of the Company on November 2, 2009.

10. SUBSEQUENT EVENTS - NOT AUDITED:

a)

On January 2010, the Company executed a Share Cancellation Agreement with Jealax Consulting, Inc, Ian McBean, President, for the re-purchase of 5,000,000 shares of the Company’s common stock at a price of $0.001 per share for a total purchase price of $5,000.00. The Company also executed a Return to Treasury Order representing the repurchased stock.

b)

On January 21, 2010, our Board of Directors approved the execution of a new exclusive Master Software License Agreement with Mount Knowledge, Inc. (“MtK”), a corporation based out of Ontario, Canada, and its founder, Erwin Sniedzins, wherein the Company was granted the exclusive world-wide license rights to promote, market and sell any and all of MtK’s products, both existing and future. The Agreement supersedes the Master Product License Agreement executed on or before July 27, 2009 and provides updated terms and conditions, including, but not limited to new definitions of duties, responsibilities and costs to be borne by the respective parties. Also, the term of the agreement has been extended to eighty- eight (88) years. The License Agreement may also be further extended upon mutual agreement between the parties.

c)	On January 21, 2010, the Company completed a 22 for 1 forward stock split (the “Forward Split”) of the Company’s issued and outstanding common stock.

d)

On January 21, 2010, Company issued a series of Stock Purchase Warrant Agreements with twelve (12) separate parties for the purchase of 1,000,000 shares of Common Stock of the Company each (12,000,000 shares total) at $0.15 per share exercisable at anytime prior to the termination date (or, thirty-six (36) months from the Stock Purchase Warrant execution date).

e)

On January 21, 2010, Company issued a series of Stock Purchase Warrant Agreements with twelve (12) separate parties for the purchase of 1,000,000 shares of Common Stock of the Company each (12,000,000 shares total) at $0.20 per share exercisable at anytime prior to the termination date (or, thirty-six (36) months from the Stock Purchase Warrant execution date).

f)

On January 21, 2010, Company issued a Stock Purchase Warrant Agreement for the purchase of 8,888,888 shares of Common Stock of the Company at $0.0001 per share exercisable at anytime prior to the termination date (or, thirty-six (36) months from the Stock Purchase Warrant execution date).

11. SUBSEQUENT EVENT (Stock Split-up) – February 5, 2010 – AUDITED

On January 22, the Company’s Board of Directors authorized a 22 to 1 forward stock split-up, increasing the number of shares issued and outstanding. The financial statements have retro-actively adjusted to reflect this increase this stock split-up for all periods presented. Additionally, 110,000,000 post stock split-up shares (5,000,000 pre-split-up shares) were cancelled on January 20, 2010, which reduces the number of shares outstanding on the balance sheet date by 110,000,000 shares common stock to 85,533,536 shares.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.           CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

As required under the Exchange Act, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report, being October 31, 2009. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our company. Disclosure control and procedures are the controls and other procedures that are designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC. Our management has concluded, based on their evaluation, that as of October 31, 2009, as the result of the material weaknesses described below, our disclosure controls and procedures were ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Management has concluded that there are material weaknesses in both the design and operation of the Company’s internal controls and procedures for financial reporting. A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that were identified include:

i.	there is a lack of adequate segregation of duties in our accounting and financial reporting functions;
ii.	there is a lack of entity wide controls, including no audit committee, and a failure to maintain formalized accounting policies and procedures;
iii.	senior management has not established and maintained a “proper tone” as to internal control over financial reporting;
iv.

there may be a lack of sufficient controls relating to user access security levels in our accounting software to restrict access to certain financial applications only to employees requiring access to complete their job functions.

As a result of the existence of these material weaknesses as of October 31, 2009, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2009.

While we believe our financial statements included in this Annual Report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented, as a result of the material weaknesses in our internal control over financial reporting, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis.

This Annual Report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Remediation

We will engage an independent accounting firm to advise us in respect of our internal controls over financial reporting, and to provide accounting counsel on various matters relating thereto. We will continue to implement further improvements to our internal controls as they are identified. We will use the criteria and framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the publication Internal Control-Integrated Framework, an integrated framework for the evaluation of internal controls, for the evaluation of our internal controls in the future. Senior management will continue to consult with external experts to assist with the accounting for complex and non-routine accounting transactions.

Changes to Internal Controls and Procedures Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as discussed herein.

ITEM 9B.           OTHER INFORMATION.

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Director and Officer Information

Our executive officers and directors and their respective ages as of February 10, 2010 are as follows:

Directors:

Name of Director	Age

Erwin Sniedzins	65

Daniel A. Carr	51

Simon Arnison	46

Executive Officers:

Name of Executive Officer	Age	Office

Erwin Sniedzins	65	Founding Chairman

Daniel A. Carr	51	President, Chief Executive Officer, Chief Financial Officer and Treasurer

Simon Arnison	46	Chief Technology Officer and Secretary

Set forth below is a brief description of the background and business experience of our Directors and Officers for the past five years.

Erwin E. Sniedzins

Erwin E. Sniedzins is the founding Chairman and Director of Mount Knowledge USA, Inc., a marketing and sales company and Chairman, President and Director of Mount Knowledge Inc, a Canadian research and development company; Inventor, Author, Publisher, Philanthropist, Poet, Lecturer, Professor, Motivational Speaker, Martial Arts Enthusiast and Global Traveler.

Prior to creating his own companies, Erwin has held many managerial positions in a fortune 200 company where he was responsible for international product launches, new product development to national programs for sales, marketing, customer service and staff training. During his tenure he was voted the most innovative manager in the company and received numerous awards for excellence.

After 5 years at Xerox he took an 18 month sabbatical to travel and ski around the world. On his return to Xerox he help to create many new programs from: being the first to hire, train and develop 22 non-technical females to overcome existing barriers towards Affirmative Action; introduced the first Customer Service Field Incentive program that increased productivity by 26% and $89 Million in cost savings; improved sales revenues by $105 Million over 3 years through optimization of service charges; created a quick solution that prevented the Federal government cancellation of a high end product resulting in revenue savings of $19 Million; established a state of the art Training and Support Centre to support Flex time and affirmative action training and much more. He resigned from the company in 1989 to organize a Mount Everest Expedition to raise International Awareness and funds for Rett Syndrome.

Much of Erwin’s spare time has been spent doing philanthropic work. He has been involved as divisional chair for United Way, Special Olympics and Chairman of the “Inner City Angels” that supported the introduction and exposure to the arts and artist performances to Inner City children. He was the founding Chairman for “Community Homes for the Mentally Handicapped Association” to raise awareness for independent living and community support for individuals who were mentally challenged and the “Canadian Rett Syndrome Association”. He authored and published a bestselling ”Who’s Who in Toronto: A Celebration of this City” book that sold for $49 dollars. He used the proceeds of this book to organize an “International Rett Syndrome Medical Symposium” in Toronto to bring together the leading experts on this disorder to educate and share strategies on the steps needed to identify the cause(s) and research developments that were being done globally. The success of this Medical Symposium galvanized Erwin to raise more international awareness and funds for Rett Syndrome research. It was at this time that he decided to put together the first expedition to climb Mount Everest for charity. He called it the “Climb for Hope”.

The project to climb Mt. Everest and raise international awareness and funds for Rett Syndrome took 5 years to complete. Never before had Mt. Everest been climbed for charity. During this time climbers had to be recruited, sponsors found, funds raised and training completed while still working at Xerox Canada Inc. During training he climbed the; Canadian Rockies, Ishinca (5532m), Andes, Peru; Peak Communism (7500m) Pamir, Tajikistan and then Mt. Everest (8848m), Himalayas, Tibet. Erwin was the founding Chairman of the Board for the Internationally famous series of “Climb for Hope” Celebrity Balls (1989 - 1991) that included the Prime Minister of Canada wife Mila Mulroney, Sir Edmond Hilary (the first man to climb Mt. Everest in 1953), Sir Peter Ustinov, Dr. Andreas Rett (discoverer of Rett Syndrome), Mrs. Raisa Gorbachyova wife of Mikhail Gorbachev, President of the Soviet Union and other celebrities and movie stars.

The CN Tower is the world’s tallest free standing structure at 1815.4 feet. Climbing this tower 16 times will be equivalent to getting to the top of Mount Everest. It was the perfect venue to launch Erwin’s “Avalanche of Hope” fundraiser. He created a ping ball event whereby sponsors would receive a ping pong ball for every dollar raised and a color ball for every $5 dollars. 50,000 ping pong balls were carried to the top of the CN tower’s 1776 steps. The balls were suspended behind a wire mesh ready to descend the stairwell. Media with TV cameras were posed to record the first balls that came out the open door at the base of the CN Tower.

Five years after Erwin first conceived of the idea of climbing Mt. Everest for charity he was standing in front of his vision. With him were 13 climbers, 2 Camera crews, 3 high altitude Nepalese “Sherpas”, 8 tons of equipment and supplies and reality. For each step up Mt. Everest people had sponsored pennies to help develop international aware of Rett Syndrome and to focus attention in finding the cause and cure of this terrible debilitating disorder that affects mostly baby girls. More than $1.1 Million was raised.

Some of the potential sponsors of the Climb for Hope event were concerned with the events that had occurred in China in 1989 and that the expedition may not be allowed entry into the country. So Erwin had to find other means to ensure the corporate sponsors that they would get the exposure for their charitable support. He then established and became the founding Chairman of the Board for the “Canadian National Everfitness” program (1991). This was a huge wall poster of Mount Everest that was delivered to all the Elementary and High School students across Canada challenging the students to find their own Mt. Everest in Fitness, Wellness and Environment.

Each day the students followed the Climb for Hope expedition team up Mount Everest and they in turn had to do a task to advance up their wall chart.

Daniel A. Carr

Mr. Carr is currently the President, CEO and Director of Mount Knowledge USA, Inc, a marketing and sales company and Manager of Birch First Advisors, LLC, a management and advisory services company. His business skills have been honed through his personal involvement in 14 companies as well as many nonprofit organizations. While his primary business was a software company providing applications for ERP, he has also had leadership and financial positions in companies providing hi-tech development, manufacturing, wholesale distribution, on-line financial services, and IT infrastructure. Dan’s leadership style is firm yet fair and he believes in continuous process improvement within any organization.

Due to his time management practices and his enjoyment of multi-tasking, he has successfully run as many as five organizations at the same time. While well trained and seasoned in the various aspects of business, Dan is equally as comfortable in the Board Room as he is on a manufacturing floor or a shipping dock. His skills range from strategic planning to sales and marketing to detailed operations execution. Having the ability to relate to people of all levels within an organization, Dan is often called upon by clients to provide leadership and perform problem solving for special situations and projects. Rounding out Dan’s skills, he is an excellent writer and public speaker. His written works have been translated and used globally and he is frequently asked to speak in various venues both nationally and around the world.

Simon Arnison

Simon Arnison is the current Chief Technology Officer and Director of Mount Knowledge USA, Inc., a marketing and sales company and current Chief Technology Officer and Director of Mount Knowledge Inc, a Canadian research and development company.

Mr. Arnison has over 23 years of executive and management experience in the software, multimedia, educational products and PC marketplace in both Europe and North America, and is former founder and CEO of Classwave Wireless, and former founder and CTO of Innotech. Mr. Arnison has been a pioneer and visionary in the wireless and Java marketplace and has written and presented on these fields for various publications and events.

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

Audit Committee

The Company’s audit committee for the year ending October 31, 2009 was composed of one director and officer, Ian McBean. However, the Company intends to establish a new and independent auditing committee consisting of a minimum of three members in accordance with a new corporate governance policy to be adopted by the Company in 2010 in order to comply with the rules and regulations of the Sarbanes-Oxley Act of 2002.

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

Code of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our annual report on Form 10-KSB filed on February 13, 2008. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

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

ITEM 11.           EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

•                     our principal executive officer;

•                     each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended October 31, 2009; and

•                     up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended October 31, 2009 and 2008, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ian McBean (1) President, Chief Executive Officer and Chief Financial Officer	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Daniel A. Carr (2)	2009	0	0	0	0	0	0	0	0

(1)

Ian McBean has been our president, chief executive officer and chief financial officer since March 16, 2006. Mr. McBean resigned as our president, chief executive officer and chief financial officer on January 21, 2010.

(2)	Daniel A. Carr has been a director since July 27, 2009 and was appointed to president, chief executive officer and chief financial officer on January 21, 2010.

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

Outstanding Equity Awards at Fiscal Year-End

As at October 31, 2009, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to any of our executive officers.

Aggregated Options Exercised in the Year Ended October 31, 2009 and Year End Option Values

There were no stock options exercised during the year ended October 31, 2009.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended October 31, 2009.

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Employment Contracts

We presently do not have any employment agreements or other compensation arrangements with Mr. McBean or Mr. Carr. Generally, Mr. McBean and Mr. Carr provide their services on a part-time basis without compensation. Mr. McBean has agreed not to charge any management fee during the current period in which we are seeking new business opportunities.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of February 10, 2010, there were 85,533,536 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

	Name and Address	Number of Shares	Percentage of Class
Title of Class	of Beneficial Owner	Beneficially Owned (1)	(2)
Directors and Officers:
Common Stock	Ian McBean 2466 West 12th Avenue Vancouver, BC V6K 2P1	-0- (3)	0%
Common Stock	Daniel A. Carr 350 S. County Rd, Ste. 102-140 Palm Beach, FL 33480	40,425,000 (4)	47.0%
Common Stock	Directors and Officers as a group	40,425,000(5)	47.0%

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

(2)	The percentage of class is based on 85,533,536 shares of common stock issued and outstanding as of January 29, 2010.

(3)

Registered in the name of Jealax Consulting Inc., a private company controlled by Mr. Ian McBean. On January 20, 2010, the Company executed a Share Cancellation Agreement with Jealax Consulting, Inc, Ian McBean, President, for the re- purchase of 5,000,000 shares of the Company’s common stock at a price of $0.001 per share for a total purchase price of $5,000.00. The Company also executed a Return to Treasury Order representing the repurchased stock.

(4)

A total of 1,500,000 shares registered in the name of Birch First Trust, a Delaware Statuary Trust controlled by Birch First Trust Administrators, LLC, a Delaware limited liability company, its Trustee, Daniel A. Carr, its Manager and 337,500 shares registered in the name of Birch First Advisors, LLC, a Delaware limited liability company controlled by Daniel A. Carr, its Manager.

(5)

Total share count for Directors and Officers as a Group takes into consideration a 22 for 1 forward stock split (the “Forward Split”) of the Company’s issued and outstanding common stock completed on January 21, 2010.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, since commencement of our fiscal year ended October 31, 2009, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years:

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

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our director, Ian McBean, is also our chief executive officer, president and treasurer. As a result, we do not have any independent directors.

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

Transactions with Independent Directors

Our director, Ian McBean, was also our chief executive officer, president and treasurer. As a result, we do not have any independent directors.

Board of Directors

Our board of directors currently acts with three members consisting of Erwin Sniedzins, Daniel A. Carr and Simon Arnison. We have determined that Erwin Sniedzins, Daniel A. Carr and Simon Arnison are not independent as that term is defined in National Instrument 52-110 due to the fact that they were all directors and officers.

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

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended October 31, 2009 and October 31, 2008 for professional services rendered by Jorgenson & Co., Chartered Accountants for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended	Year Ended
	October 31,	October 31,
	2009	2008
Audit Fees and Audit Related Fees	$5,300	$6,090
Tax Fees	-	-
All Other Fees	-	$1,900
Total	$5,300	$7,990

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

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form SB-2 Registration Statement, filed on May 14, 2007)
3.2	Bylaws (filed as an exhibit to our Form SB-2 Registration Statement, filed on May 14, 2007)
3.3	Amended and Restated Bylaws (filed as an exhibit to our Quarterly Report on Form 10-QSB, filed on July 13, 2007)
3.4*	Amended and Restated Articles
3.5*	Amended and Restated Bylaws
14.1	Code of Ethics (filed as an exhibit to our Annual Report on Form 10-KSB filed on February 13, 2008)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.1*	Audit Committee Charter

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNT KNOWLEDGE HOLDINGS, INC.

By	/s/ Daniel A. Carr
Daniel A. Carr
President, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting
Officer and Principal Financial Officer)

Date:    February 10, 2010