Form 10-Q
period 2010-01-31
Mount Knowledge Holdings, Inc.
filed 2010-03-22
CIK 1397951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from November 1, 2009 to January 31, 2010

Commission File No. 000-52664

MOUNT KNOWLEDGE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0534436
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

39555 Orchard Hill Place, Suite 600 PMB 6096, Novi, Michigan 48375
(Address of principal executive offices) (zip code)

(888) 682-3038
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
Yes [   ]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of March 22, 2010, there were 85,533,536 shares of common stock, par value $0.0001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOUNT KNOWLEDGE HOLDINGS, INC.
(Formerly Auror Capital Corp.)
(A Development Stage Company)

FINANCIAL STATEMENTS

JANUARY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

MOUNT KNOWLEDGE HOLDINGS, INC.
(Formerly Auror Capital Corp.)
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	JANUARY 31	OCTOBER 31
	2010	2009

ASSETS

Current
Cash	$1,749	$-

LIABILITIES

Current
Accounts payable and accrued liabilities	$8,602	$13,683
Due to related party	34,000	6,701
	42,602	20,384

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 4)
Authorized:
200,000,000 common voting stock with a par value of $0.0001 per share
100,000,000 preferred stock with a par value of $0.0001 per share

Issued:
85,533,536 common shares at January 31, 2010 (2009 – 195,533,536 common shares)	8,553	19,553

Additional Paid-In Capital	137,951	131,951
Accumulated Other Comprehensive Gain	353	935
Deficit Accumulated During The Exploration Stage	(151,681)	(151,681)
Deficit Accumulated During The Development Stage	(36,029)	(21,142)
	(40,853)	(20,384)

	$1,749	$-

The accompanying notes are an integral part of these financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
(Formerly Auror Capital Corp.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
	THREE		INCEPTION
	MONTHS		MARCH 16
	ENDED		2006 TO
	JANUARY 31		JANUARY 31
	2010	2009	2010

Revenue	$-	$-	$-

Expenses
Exploration expenses	-	-	15,313
Filing and transfer agent fees	1,181	773	34,913
General and administrative	1,172	34	7,479
Professional fees	12,534	11,037	125,423
	14,887	11,844	183,128
Write Down On Mineral Property	-	-	4,582
	14,887	11,844	187,710

Net Loss For The Period	$(14,887)	$(11,844)	$(187,710)

Net Loss During the Exploration Stage	$-	$(11,844)	$(151,681)
Net Loss During the Development Stage	(14,887)	-	(36,029)

	$(14,887)	$(11,844)	$(187,710)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	182,381,362	156,475,000

STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
	THREE		INCEPTION
	MONTHS		MARCH 16
	ENDED		2006 TO
	JANUARY 31		JANUARY 31
	2010	2009	2010

Net Loss For The Period	$(14,887)	$(11,844)	$(187,710)

Other Comprehensive Loss
Foreign currency translation adjustment	(582)	1,845	353

Total Comprehensive Loss	$(15,469)	$(9,999)	$(187,357)

The accompanying notes are an integral part of these financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
(Formerly Auror Capital Corp.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
	THREE		INCEPTION
	MONTHS		MARCH 16
	ENDED		2006 TO
	JANUARY 31		JANUARY 31
	2010	2009	2010

Cash (Used In) Operating Activities
Net loss for the period	$(14,887)	$(11,844)	$(187,710)
Adjustment to reconcile net loss to net cash used in operating activities:
Mineral property write down	-	-	4,582
	(14,887)	(11,844)	(183,128)
Change in non-cash operating working capital item:
Accounts payable and accrued liabilities	(5,081)	2,239	8,602
	(19,968)	(9,605)	(174,526)

Cash (Used In) Investment Activity
Mineral property acquisition costs	-	-	(4,582)

Cash (Used In) Provided By Financing Activities
(Repurchase and retirement) Issuance of common stock
	(5,000)	-	146,504
Advances from related party	27,299	10,405	34,000
	22,299	10,405	180,504

Foreign Exchange Effect On Cash	(582)	1,845	353

Increase In Cash	1,749	800	1,749

Cash, Beginning Of Period	-	3,879	-

Cash, End Of Period	$1,749	$6,524	$1,749

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activities (Note 4(c))

The accompanying notes are an integral part of these financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
(Formerly Auror Capital Corp.)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM MARCH 16, 2006 (INCEPTION) TO JANUARY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

							DEFICIT	DEFICIT
	COMMON STOCK				ACCUMULATED		ACCUMULATED	ACCUMULATED
			ADDITIONAL	SHARE	OTHER	SHARE	DURING THE	DURING THE
			PAID-IN	SUBSCRIPTIONS	COMPREHENSIVE	PURCHASE	EXPLORATION	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	RECEIVED	(LOSS) GAIN	WARRANTS	STAGE	STAGE	TOTAL

Opening Balance March 16, 2006 – Stock issued for cash at $0.0001	110,000,000	$11,000	$(6,000)	$-	$-	$-	$-	$-	$5,000

June 26, 2006 – Stock issued for cash at $0.0017	38,500,000	3,850	66,150	-	-	-	-	-	70,000

Share subscriptions received	-	-	-	3,000	-	-	-	-	3,000

Foreign currency translation	-	-	-	-	(262)	-	-	-	(262)

Net loss for the period	-	-	-	-	-	-	(12,292)	-	(12,292)

Balance, October 31, 2006	148,500,000	14,850	60,150	3,000	(262)	-	(12,292)	-	65,446

December 12, 2006 – Stock issued for cash at $0.004	5,841,000	585	25,965	(3,000)	-	-	-	-	23,550

February 7, 2007 – Stock issued for cash at $0.0045	2,134,000	213	9,487	-	-	-	-	-	9,700

Foreign currency translation	-	-	-	-	7,098	-	-	-	7,098

Net loss for the year	-	-	-	-	-		(63,557)	-	(63,557)

Balance, October 31, 2007	156,475,000	15,648	95,602	-	6,836	-	(75,849)	-	42,237

MOUNT KNOWLEDGE HOLDINGS, INC.
(Formerly Auror Capital Corp.)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)

PERIOD FROM MARCH 16, 2006 (INCEPTION) TO JANUARY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

							DEFICIT	DEFICIT
	COMMON STOCK				ACCUMULATED		ACCUMULATED	ACCUMULATED
			ADDITIONAL	SHARE	OTHER	SHARE	DURING THE	DURING THE
			PAID-IN	SUBSCRIPTIONS	COMPREHENSIVE	PURCHASE	EXPLORATION	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	RECEIVED	(LOSS) GAIN	WARRANTS	STAGE	STAGE	TOTAL

Balance, October 31, 2007	156,475,000	$15,648	$95,602	$-	$6,836	$-	$(75,849)	$-	$42,237

Foreign currency translation	-	-	-	-	465	-	-	-	465

Net loss for the year	-	-	-	-	-	-	(53,510)	-	(53,510)

Balance, October 31, 2008	156,475,000	15,648	95,602	-	7,301	-	(129,359)	-	(10,808)

July 27, 2009 – Stock issued for cash at $0.0005	6,058,536	605	2,149	-	-	-	-	-	2,754

July 27, 2009 – Stock issued for cash at $0.0011	33,000,000	3,300	34,200	-	-	-	-	-	37,500

Foreign currency translation	-	-	-	-	(6,366)	-	-	-	(6,366)

Net loss for the year	-	-	-	-	-		(22,322)	(21,142)	(43,464)

Balance, October 31, 2009	195,533,536	19,553	131,951	-	935	-	(151,681)	(21,142)	(20,384)

MOUNT KNOWLEDGE HOLDINGS, INC.
(Formerly Auror Capital Corp.)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)

PERIOD FROM MARCH 16, 2006 (INCEPTION) TO JANUARY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

							DEFICIT	DEFICIT
	COMMON STOCK				ACCUMULATED		ACCUMULATED	ACCUMULATED
			ADDITIONAL	SHARE	OTHER	SHARE	DURING THE	DURING THE
			PAID-IN	SUBSCRIPTIONS	COMPREHENSIVE	PURCHASE	EXPLORATION	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	RECEIVED	LOSS	WARRANTS	STAGE	STAGE	TOTAL

Balance, October 31, 2009	195,533,536	$19,553	$131,951	$-	$935	$-	$(151,681)	$(21,142)	$(20,384)

January 20, 2010 – stock repurchase and retirement at $0.0001	(110,000,000)	(11,000)	6,000	-	-	-	-	-	(5,000)

Foreign currency translation	-	-	-	-	(582)	-	-	-	(582)

January 21, 2010 – fair value of warrants granted	-	-	-	-	-	57,180	-	-	57,180

January 21, 2010 – deferral of financing costs on warrants granted	-	-	-	-	-	(57,180)	-	-	(57,180)

Net loss for the period	-	-	-	-	-	-	-	(14,887)	(14,887)

Balance, January 31, 2010	85,533,536	$8,553	$137,951	$-	$353	$-	$(151,681)	$(36,029)	$(40,853)

The accompanying notes are an integral part of these financial statements.

1.     BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Organization

On October 20, 2009, Mount Knowledge Holdings, Inc. (“the Company”) amended and restated its Articles of Incorporation and By-laws, changing its name to Mount Knowledge Holdings, Inc. (formerly Auror Capital Corp.) and increasing the number of authorized common and preferred shares.

On July 27, 2009, the Company entered into an exclusive Master Product Licensing Agreement wherein the Company was granted exclusive world-wide license to certain intellectual property for the purposes of promoting, marketing and selling products consisting of patent pending “Real Time Learning and Self Improvement Educational System and Method” software application referred to as “Syntality”. The Company’s business plan includes international marketing under the license agreement.

The Company was incorporated in the State of Nevada, U.S.A., on March 16, 2006. The Company’s principal executive offices are now in Michigan. The Company began as an exploration stage company engaged in the acquisition and exploration of mineral properties. On January 23, 2009, the Company decided to abandon the Katrina mineral claim due to its unsuccessful explorations and inability to attract investment capital to proceed with further exploration on the claim.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, for the period from March 16, 2006 (inception) to January 31, 2010, the Company had no revenue and incurred net losses aggregating $187,710. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and become successful in marketing products under the license agreement described above. Management has plans to seek additional capital through debt, and private and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The interim financial statements as of and for the three months ended January 31, 2010 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s October 31, 2009. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended January 31, 2010 are not necessarily indicative of the results for the entire year ending October 31, 2010.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)    Development Stage Company

The Company became a development stage company during its fourth quarter, 2009, as defined by ASC 915 (formerly SFAS 7). The Company is devoting substantially all of its present efforts to developing its new business. All losses accumulated during the 2009 fourth quarter had been considered as part of the Company’s development stage activities.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Costs of start up activities, including organizational costs, are expensed as incurred.

b)    In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 recognizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure.

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

c)    Exploration Stage Activities and Mineral Property Interests

Until abandonment of its mineral property on January 23, 2009, the Company was an exploration stage mining company and had not realized any revenue from its operations. It was primarily engaged in the acquisition, exploration and development of mining properties.

d)    Financial Instruments and Concentration of Risk

The fair value of financial instruments, which consist of cash, and accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments.

e)    Basic and Diluted Loss Per Share

In accordance with ASC Topic 260, “Earnings Per Share” (formerly SFAS 128), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings per share excludes all dilutive potential shares if their effect is anti-dilutive.

The Company accounts for common stock purchase warrants at fair value in accordance with EITF 00 – 19, “Accounting for Derivative Financial Instruments Indexed to and Practically Settled in, a Company’s Own Stock”, (codified in ASC 815, Derivatives and Hedging). The Black-Scholes option pricing valuation method is used to determine fair value of these warrants. Use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free rates.

f)    Foreign Currency Translation

The Company’s functional currency is now the U.S. dollar. In the fiscal year 2009, the functional currency was the Canadian dollar.

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

i)    Treasury Stock

Common stock repurchases are recorded as treasury stock at cost.

On forward stock split-ups, the number of all common shares disclosed in the financial statements is adjusted to give retroactive effect to such recapitalizations.

3.     RELATED PARTY TRANSACTIONS AND AMOUNTS DUE

At January 31, 2010, the Company was indebted in the amount of $34,000 (2009 - $6,701) to a related party, being non-interest bearing demand loan advances from an entity controlled by the Company’s director.

4.     SHARE CAPITAL

a)    Authorized:

On October 20, 2009, the Company amended and restated its Articles of Incorporation, increasing the authorized common shares to 200,000,000 common shares, par value $0.0001 (from 100,000,000 common shares par value $0.001), and increasing the authorized preferred shares to 100,000,000 preferred shares, par value $0.0001 (from 5,000,000 preferred shares, par value $0.001) .

a)    Authorized: (Continued)

Preferences:

The common or preferred stock may be issued from time to time at the discretion of the Company’s Board of Directors in one or more series, the shares of each series to have such voting powers, full or limited, and such designations, preferences, and relative, participating, optional, or other special rights and qualifications, limitations, or restrictions.

4. SHARE CAPITAL (Continued)

b)    Issued and Outstanding:

On January 20, 2010, the Company executed a Share Cancellation Agreement with an entity controlled by the Company’s former president for the re-purchase of 110,000,000 shares of the Company’s common stock at a price of $0.0001 per share for a total purchase price of $5,000. The Company also executed a Return to Treasury Order representing the repurchased stock.

On January 22, 2010, the Company completed a 22 to 1 forward stock split-up, increasing the number of common shares issued and outstanding. The financial statements have retro-actively been adjusted to reflect this stock split-up for all periods presented.

c)    Share Purchase Warrants

The Company’s share purchase warrant activity for the period from March 16, 2006 (inception) to January 31, 2010 is as follows:

			WEIGHTED
		WEIGHTED	AVERAGE
	NUMBER	AVERAGE	REMAINING
	OF	EXERCISE	CONTRACTUAL
	WARRANTS	PRICE	LIFE

Balance, March 16, 2006 through October 31, 2009	-	$-	-

Granted during the period
January 21, 2010	12,000,000	0.15
January 21, 2010	12,000,000	0.20
January 21, 2010	8,888,888	0.0001

Balance, January 31, 2010	32,888,888	$0.13	35.75 months

The following table provides certain information with respect to the above share purchase warrants that are outstanding and exercisable at January 31, 2010:

EXERCISE PRICES	WARRANTS OUTSTANDING AND EXERCISABLE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE

$0.15	12,000,000	35.75 months
$0.20	12,000,000	35.75 months
$0.0001	8,888,888	35.75 months

	32,888,888

4.     SHARE CAPITAL (Continued)

c)    Share Purchase Warrants (Continued)

On January 21, 2010, the Company issued a series of stock purchase warrant agreements as follows:

     i)     with twelve separate parties for the purchase of 1,000,000 shares of common stock of the Company each (12,000,000 shares total) at $0.15 per share exercisable at any time prior to the termination date (or 36 months from the stock purchase warrant execution date).

     ii)    with twelve separate parties for the purchase of 1,000,000 shares of common stock of the Company each (12,000,000 shares total) at $0.20 per share exercisable at any time prior to the termination date (or 36 months from the stock purchase warrant execution date).

     iii)   for the purchase of 8,888,888 shares of common stock of the Company at $0.0001 per share exercisable at any time after the first 24 months from the date of execution of the warrant and prior to the termination date (or 36 months from the stock purchase warrant execution date).

The fair value of share purchase warrants, currently exercisable and granted to secure future financings, is determined using the Black-Scholes option-pricing model. This fair value amounted to $57,180. The following weighted-average assumptions were used:

Expected dividend yield	0%
Estimated share price volatility	120%
Risk-free interest rate	1.41%
Expected life of warrants	3 years

The Company has no stock option plan or other dilutive securities.

5.     COMMITMENTS AND CONTRACTUAL OBLIGATIONS

On July 27, 2009, The Company entered into an exclusive Master Product Licensing Agreement with Mount Knowledge Inc. (“MtK”), a corporation based in Ontario, Canada, and its founder, wherein the Company was granted exclusive world-wide license to all intellectual property owned by MtK for the purposes of promoting, marketing and selling MtK products. Currently, MtK products consist of patent pending “Real Time Learning and Self Improvement Educational System and Method” software application referred to as “Syntality”.

On January 21, 2010, the Board of Directors approved the execution of a new exclusive Master Software License Agreement with MtK and its founder, wherein the Company was granted the exclusive world-wide license rights to promote, market and sell any and all of MtK’s products, both existing and future. The Agreement supersedes the Master Product License Agreement executed on July 27, 2009 and provides updated terms and conditions, including, but not limited to new definitions of duties, responsibilities and costs to be borne by the respective parties. The License Agreement may also be further extended upon mutual agreement between the parties.

The Company has no other significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters.

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “MKHD” mean Mount Knowledge Holdings, Inc., unless the context clearly requires otherwise.

General

We were incorporated as Auror Capital Corp. under the laws of Nevada on March 16, 2006. We began as an exploration stage company engaged in the acquisition and exploration of mineral properties. On January 23, 2009, we decided to abandon our Katrina mineral claim due to our unsuccessful explorations to date and our inability to attract investment capital to proceed with further exploration on the claim. On January 25, 2010, we filed an amendment and restatement to the Articles of Incorporation of the Company with the State of Nevada, which were approved by the Board of Directors on October 20, 2009 by written consent in lieu of a special meeting in accordance with the Nevada Corporation Law changing our name to Mount Knowledge Holdings, Inc. (“MKHD”).

On January 21, 2010, we executed a new exclusive Master Software License Agreement with Mount Knowledge, Inc. (“MtK”), a corporation based out of Ontario, Canada, and its founder, Erwin Sniedzins, wherein the Company was granted the exclusive world-wide license rights to promote, market and sell any and all of MtK’s products, both existing and future.

The Company’s primary mission is to market, sell and distribute a proprietary Real Time Self Learning System (“RTSL”) software application referred to as the Knowledge Generator™ product, domestically and internationally. The Company foresees the use of the Knowledge Generator ™ product as a learning solution for individuals, schools, government agencies, healthcare facilities, and corporations to provide an enhanced and robust learning tool to assist in new job skill training and continual education programs.

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

Capital & Uses of Proceeds

Capital Needs

To implement our plan of operations, including some or all of the above described milestones (objectives), we will continue to raise capital (“equity”) in an amount up to $1.5 Million in the form of a Private Placement or Offering for the sale of our restricted over an initial 6 month period on terms and conditions to be determined.

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

Proceeds

We foresee the proceeds from capital raised to be allocated as follows: (a) market-specific implementation costs; (b) product enhancements; (c) business development; (d) general and administrative; (e) working capital; (f) financing costs; and (g) audit/SEC filing fees.

Plan of Operations

Over the 12 months of 2010, we must raise capital and complete certain milestones as described below:

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

The exclusive Master Software License Agreement executed on January 21, 2010 with Mount Knowledge, Inc. (“MtK”), a corporation based out of Ontario, Canada, and its founder, Erwin Sniedzins, supersedes the Master Software License Agreement executed on or before July 27, 2009 and provides updated terms and conditions, including, but not limited to new definitions of duties, responsibilities and costs to be borne by the respective parties.

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

The Agreement by and between MtK and us does not include ownership rights to previous marketing and sales or distribution agreements executed by MtK. However, we are in negotiations with MtK to acquire the rights to any and all existing agreements, including the Tianjin You He Trading Co., Ltd Sales Agent agreement, executed by MtK prior to the execution of our Master Software License Agreement, which we anticipate having completed in the first quarter of 2010.

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

The Company anticipates the completion of the following objectives over the next 12 months:

First 90 Days of Operations (Administrative)

In the first 90 days of operations, our primary focus will be to complete necessary administrative functions, obtain new financing and acquire certain existing marketing and sales agreements in order to properly position us to execute on OUR business plan. These proposed objectives are as follows:

1.    Secondary Offering and/or Other Financings. We intend to initiate a Private Placement Memorandum or Offering for the sale of our restricted Common Stock in an anticipated amount of up to $1,500,000 to commence over the next 1 to 6 months, subject to the completion of all appropriate regulatory filings required prior to the commencement of such capital raise. We anticipate administrative and professional fees to be approximately $50,000, and selling costs, not to exceed ten percent ($150,000) of the total amount of funds raised. In order to complete the Private Placement, we may need to seek “interim or bridge” financing in the form of debt (corporate loans) and/or convertible debentures to pay for expenses associated with such an offering, as deemed necessary by our management.

2.    Acquisition of China Contract. We plan to acquire an existing Sales Agent agreement with Tianjin You He Trading Co., Ltd from Mtk, Inc or related company on or before the Company’s fiscal year-end. We anticipate the cost of the acquisition of this agreement to be in form common and/or preferred stock (no cash) issued to Mtk, Inc under specific terms and conditions to be determined.

3.    Implementation of China Contract. If the Sales Agent agreement with Tianjin You He Trading Co., Ltd in China is successfully acquired from Mtk, Inc, we may be required to fulfill certain, if not all, of the contractual obligations of Mtk, Inc in the agreement with Tianjin You He Trading Co., Ltd. These obligations may include, amongst other things, China-specific product design and packaging, technical support, China related educational content consisting of approved stories and exercises, mutually approved marketing and sales materials and product packaging, a Chinese sales website, and other miscellaneous items which may be deemed necessary in order to successfully launch the product in China within the next 3 to 6 months of operations. We anticipate costs related to the implementation of the China contract to be approximately $375,000, when acquired.

Next 90 days of Operations

In the next 90 days of operations, we plan to expand our objectives to include new product enhancements and the development of new partnerships and distribution channels as follows:

1.    Product Enhancements for North American Market. Subject to the successful launch of the Knowledge Generator™ software application in China, we plan to commission Mtk, Inc to provide product enhancements consistent with perceived customer requirements within the North American market place. Most of these enhancements are believed to be in the form of updated graphics, to enhance the fluidity of the user experience and interface, and some market specific content. We anticipate a budget of approximately $250,000 to complete such product upgrades over a period of 3 to 6 months.

2.    Business Development (Additional Partnerships and Distribution Channels). We will also pursue our business development efforts in other Asian countries, as well as North American and various European markets. We anticipate an initial budget of approximately $150,000 to preliminarily seek new partnerships and distribution channels commencing sometime after the first 90 days of operations and continuing for a period of time thereafter as determined by us, subject to the availability of adequate financing and ongoing sales results.

Months 6- 9 of Operations

During the period of 6 to 9 months, we will direct our marketing efforts towards direct sales opportunities in the form of infomercials and online membership programs, including the option of bundling our product with potential technology partners to increase brand awareness and product reach.

1.    Infomercials. We plan to develop infomercials to assist in creating brand awareness and direct sales revenue, beginning in China and eventually targeting North America and specific European and Asian markets. We anticipate an initial budget of approximately $500,000 over a 6 to 12 month period to effectively produce and execute a sales and marketing program utilizing infomercials commencing at various times in the specific markets we decide to pursue.

2.    Membership Program. We foresee a web-based e-learning membership program with monthly, recurring, fee based revenues as being one of the more important and lucrative long-term revenue models for us. It is difficult to accurately estimate the total cost involved in the design and development of this program, including the time required to implement such a program. We have initially budgeted $275,000 to pursue the creation and implementation of its membership program.

3.    Technology Partners. We will seek to identify and develop relationships with globally recognized technology providers and OEM’s to pursue the possibility of bundling the Knowledge Generator™ product with established product platforms, including mobile applications (PDA) to provide the Company with an ancillary revenue stream. We see this as a potentially significant opportunity to generate revenues, if it has successfully demonstrated the desirability of the Knowledge Generator™ product with its initial audience and market(s). We anticipate a budget of approximately $50,000 to initially cultivate these types of partnerships when deemed appropriate by us.

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

Requirements and Utilization of Funds

Our budget for operations in next six to twelve months is as follows:

We initially seek to raise $1,500,000 during the upcoming 1 to 6 months, from the sale of our common stock. These monies will be used to execute on the first six months of milestones such as acquiring and implementing the Tianjin You He Trading Co., Ltd. exclusive Sales Agent agreement for China, the development of product enhancements for the North American market, identifying and developing additional partnerships and distribution channels, and for general operating expenses.

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

Financial Condition, Liquidity and Capital Resources

As of January 31, 2010, we had $1,749 in the bank and our only assets are intangible and consist of: our business plan, a License Agreement, relationships, and industry contacts. We had limited operations to date and we did not have any revenues during the three month period ended January 31, 2010. We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed marketing and sales operations.

Management believes this amount may not satisfy our cash requirements for the next 12 months and as such we will need to either raise additional proceeds and/or our officers and/or directors will need to make additional financial commitments to our company, neither of which is guaranteed. We plan to satisfy our future cash requirements - primarily the working capital required to execute on our objectives, including marketing and sales of our product, and to offset legal and accounting fees - by financial commitments from future debt/equity financings, if and when possible.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three months ended January 31, 2010 which are included herein.

Our operating results for the three months ended January 31, 2010 and 2009 are summarized as follows:

	Three Months Ended
	January 31,
	2010	2009

Revenue	$-	$-
Operating Expenses	14,887	11,844
Net Loss	$14,887	$11,844

Revenues

We have earned minimal revenues to date, and anticipate earning minimal revenues in the next quarter.

Expenses

Our expenses for the three months ended January 31, 2010 and 2009 are outlined in the table below:

	Three Months Ended
	January 31,
	2010	2009

Filing and Transfer Agent Fees	1,181	773
General and Administrative	1,172	34
Professional Fees	12,534	11,037
Total Expenses	$14,887	$11,844

General and Administrative

The increase in our general and administrative expenses for the three month period ended January 31, 2010 compared to January 31, 2009 was primarily due to an increase in filing fees.

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

Liquidity And Capital Resources

Working Capital

			Percentage
	As at	As at	Increase /
	January 31, 2010	January 31, 2009	(Decrease)

Current Assets	$1,749	$-	N/A
Current Liabilities	$42,602	$20,384	109%
Working Capital	$(40,853)	$(20,384)	100%

Cash Flows

	Three Months	Three Months	Percentage
	Ended	Ended	Increase /
	January 31, 2010	January 31, 2009	(Decrease)
Cash (used) in Operating Activities	$(19,968)	$(9,605)	108%
Cash provided by Investing Activities	$-	$-	-
Cash provided by Financing Activities	$22,299	$10,405	(314%	)
Foreign Exchange Effect on Cash	(582)	$1,845	(132%	)
Net Increase in Cash	$1,749	$800	119%

We anticipate that we will incur approximately $100,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $19,968 during the three month period ended January 31, 2010 and $9,605 during the three month period ended January 31, 2009. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided in investing activities during the three month period ended January 31, 2010.

Cash from Financing Activities

We generated $22,299 cash from financing activities during the three month period ended January 31, 2010.

Disclosure of Outstanding Share Data

As of January 31, 2010, we had 85,533,536 shares of common stock issued and outstanding. We do not have any warrants, options or shares of any other class issued and outstanding as at the date of this quarterly report.

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

As of January 31, 2010, we had accumulated losses of $187,710 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our future operating expenses and the capital expenses in their report on the financial statements for the year period ended October 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

a)    Exploration Stage Activities and Mineral Property Interests

Until abandonment of its mineral property on January 23, 2009, the Company was an exploration stage mining company and had not realized any revenue from its operations. It was primarily engaged in the acquisition, exploration and development of mining properties.

b)    Financial Instruments and Concentration of Risk

The fair value of financial instruments, which consist of cash, and accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments.

c)    Basic and Diluted Loss Per Share

In accordance with ASC Topic 260, “Earnings Per Share” (formerly SFAS 128), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings per share excludes all dilutive potential shares if their effect is anti-dilutive.

The Company accounts for common stock purchase warrants at fair value in accordance with EITF 00 – 19, “Accounting for Derivative Financial Instruments Indexed to and Practically Settled in, a Company’s Own Stock”, (codified in ASC 815, Derivatives and Hedging). The Black-Scholes option pricing valuation method is used to determine fair value of these warrants. Use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free rates.

d)    Foreign Currency Translation

The Company’s functional currency is now the U.S. dollar. In the fiscal year 2009, the functional currency was the Canadian dollar.

Transactions in Canadian currency are translated into U.S. dollars as follows:

i)	monetary items at the exchange rate prevailing at the balance sheet date;
iv)	non-monetary items at the historical exchange rate;
v)	revenue and expense at the average rate in effect during the applicable accounting period.

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

i)    Treasury Stock

Common stock repurchases are recorded as treasury stock at cost.

On forward stock split-ups, the number of all common shares disclosed in the financial statements is adjusted to give retroactive effect to such recapitalizations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Management’s evaluation of disclosure controls and procedures

As required under the Exchange Act, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report, being January 31, 2010. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our company. Disclosure control and procedures are the controls and other procedures that are designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC. Our management has concluded, based on their evaluation, that as of January 31, 2010, as the result of the material weaknesses described below, our disclosure controls and procedures were ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

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

As a result of the existence of these material weaknesses as of January 31, 2010, management has concluded that we did not maintain effective internal control over financial reporting as of January 31, 2010.

While we believe our financial statements included in this Quarterly Report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented, as a result of the material weaknesses in our internal control over financial reporting, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis.

This Quarterly Report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

a)    Issued and Outstanding:

On January 20, 2010, the Company executed a Share Cancellation Agreement with an entity controlled by the Company’s former president for the re-purchase of 110,000,000 shares of the Company’s common stock at a price of $0.0001 per share for a total purchase price of $5,000. The Company also executed a Return to Treasury Order representing the repurchased stock.

On January 22, 2010, the Company completed a 22 to 1 forward stock split-up, increasing the number of common shares issued and outstanding. The financial statements have retro-actively been adjusted to reflect this stock split-up for all periods presented.

b)    Share Purchase Warrants

The Company’s share purchase warrant activity for the period from March 16, 2006 (inception) to January 31, 2010 is as follows:

ITEM 5. OTHER INFORMATION (continued)

b)    Share Purchase Warrants (continued)

			WEIGHTED
		WEIGHTED	AVERAGE
	NUMBER	AVERAGE	REMAINING
	OF	EXERCISE	CONTRACTUAL
	WARRANTS	PRICE	LIFE

Balance, March 16, 2006 through October 31, 2009	-	$-	-

Granted during the period
January 21, 2010	12,000,000	0.15
January 21, 2010	12,000,000	0.20
January 21, 2010	8,888,888	0.0001

Balance, January 31, 2010	32,888,888	$0.13	35.75 months

The following table provides certain information with respect to the above share purchase warrants that are outstanding and exercisable at January 31, 2010:

EXERCISE PRICES	WARRANTS OUTSTANDING AND EXERCISABLE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE

$0.15	12,000,000	35.75 months
$0.20	12,000,000	35.75 months
$0.0001	8,888,888	35.75 months

	32,888,888

On January 21, 2010, the Company issued a series of stock purchase warrant agreements as follows:

i)      with twelve separate parties for the purchase of 1,000,000 shares of common stock of the Company each (12,000,000 shares total) at $0.15 per share exercisable at any time prior to the termination date (or 36 months from the stock purchase warrant execution date).

ii)     with twelve separate parties for the purchase of 1,000,000 shares of common stock of the Company each (12,000,000 shares total) at $0.20 per share exercisable at any time prior to the termination date (or 36 months from the stock purchase warrant execution date).

iii)    for the purchase of 8,888,888 shares of common stock of the Company at $0.0001 per share exercisable at any time after the first 24 months from the date of execution of the warrant and prior to the termination date (or 36 months from the stock purchase warrant execution date).

ITEM 5. OTHER INFORMATION (continued)

b)    Share Purchase Warrants (Continued)

The fair value of share purchase warrants, currently exercisable and granted to secure future financings, is determined using the Black-Scholes option-pricing model. This fair value amounted to $57,180. The following weighted-average assumptions were used:

Expected dividend yield	0%
Estimated share price volatility	120%
Risk-free interest rate	1.41%
Expected life of warrants	3 years

The Company has no stock option plan or other dilutive securities.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form SB-2 Registration Statement, filed on May 14, 2007)
3.2	Bylaws (filed as an exhibit to our Form SB-2 Registration Statement, filed on May 14, 2007)
3.3	Amended and Restated Bylaws (filed as an exhibit to our Quarterly Report on Form 10-QSB, filed on July 13, 2007)
3.4	Amended and Restated Articles (filed as an exhibit to our Annual Report on Form 10-K, filed on February 10, 2010)
3.5	Amended and Restated Bylaws (filed as an exhibit to our Annual Report on Form 10-K, filed on February 10, 2010)
14.1	Code of Ethics (filed as an exhibit to our Annual Report on Form 10-KSB filed on February 13, 2008)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
99.1*	Audit Committee Charter

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNT KNOWLEDGE HOLDINGS, INC.

By	/s/ Daniel A. Carr
Daniel A. Carr
President, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting
Officer and Principal Financial Officer)

Date:	March 22, 2010