Form 10-Q
period 2010-04-30
Mount Knowledge Holdings, Inc.
filed 2010-06-18
CIK 1397951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from January 31, 2010 to April 30, 2010 Commission File No. 000-52664

MOUNT KNOWLEDGE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0534436
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

39555 Orchard Hill Place, Suite 600 PMB 6096, Novi, Michigan 48375
(Address of principal executive offices) (zip code)

(888) 682-3038 or (248) 893-4538
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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

As of April 30, 2010, there were 85,533,536 shares of common stock, par value $0.0001, outstanding.

MOUNT KNOWLEDGE HOLDINGS, INC.
(Formerly Auror Capital Corp.)
(A Development Stage Company)

FINANCIAL STATEMENTS

APRIL 30, 2010
(Unaudited)
(Stated in U.S. Dollars)

MOUNT KNOWLEDGE HOLDINGS, INC.
(Formerly Auror Capital Corp.)
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	APRIL 30	OCTOBER 31
	2010	2009
ASSETS
Current
Cash	$175	$-
LIABILITIES
Current
Accounts payable and accrued liabilities	$5,296	$13,683
Due to related party	64,000	6,701
	69,296	20,384
STOCKHOLDERS’ DEFICIENCY
Capital Stock (Note 4)
Authorized:
200,000,000 common voting stock with a par value of $0.0001 per share
100,000,000 preferred stock with a par value of $0.0001 per share
Issued:
85,533,536 common shares at April 30, 2010
(2009 – 195,533,536 common shares)	8,553	19,553

Additional Paid-In Capital	80,771	131,951
Accumulated Other Comprehensive Gain	353	935
Share Purchase Warrants	57,180	-
Deficit Accumulated During The Exploration Stage	(151,681)	(151,681)
Deficit Accumulated During The Development Stage	(64,297)	(21,142)
	(69,121)	(20,384)
	$175	$-

The accompanying notes are an integral part of these financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
(Formerly Auror Capital Corp.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					MARCH 16
	THREE MONTHS ENDED		SIX MONTHS ENDED		2006 TO
	APRIL 30		APRIL 30		APRIL 30
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-

Expenses
Exploration expenses	-	-	-	-	15,313
Filing and transfer agent fees	13,927	847	15,108	2,020	48,840
General and administrative	1,269	30	2,441	64	8,748
Professional fees	13,072	4,697	25,606	15,734	138,495
	28,268	5,974	43,155	17,818	211,396
Write Down On Mineral Property	-	-	-	-	4,582
	28,268	5,974	43,155	17,818	215,978
Net Loss For The Period	$(28,268)	$(5,974)	$(43,155)	$(17,818)	$(215,978)

Net Loss During the Exploration Stage	$-	$(5,974)	$-	$(17,818)	$(151,681)
Net Loss During the Development Stage	(28,268)	-	(43,155)	-	(64,297)
	$(28,268)	$(5,974)	$(43,155)	$(17,818)	$(215,978)
Basic And Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	85,533,536	156,475,000	133,033,536	156,475,000

STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					MARCH 16
	THREE MONTHS ENDED		SIX MONTHS ENDED		2006 TO
	APRIL 30		APRIL 30		APRIL 30
	2010	2009	2010	2009	2010

Net Loss For The Period	$(28,268)	$(5,974)	$(43,155)	$(17,818)	$(215,978)

Other Comprehensive Gain (Loss)
Foreign currency translation adjustment	-	(2,815)	-	(970)	353

Total Comprehensive Loss	$(28,268)	$(8,789)	$(43,155)	$(18,788)	$(215,625)

The accompanying notes are an integral part of these financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
(Formerly Auror Capital Corp.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			MARCH 16
	SIX MONTHS ENDED		2006 TO
	APRIL 30		APRIL 30
	2010	2009	2010

Cash (Used In) Operating Activities
Net loss for the period	$(43,155)	$(17,818)	$(215,978)
Adjustment to reconcile net loss to net cash used in operating activities:
Mineral property write down	-	-	4,582
Change in non-cash operating working capital items:
Accounts payable and accrued liabilities	(8,387)	(1,400)	5,296
	(51,542)	(19,218)	(206,100)
Cash (Used In) Investing Activity
Mineral property acquisition costs	-	-	(4,582)
Cash Provided By Financing Activities
(Repurchase and retirement) Issuance of common stock
	(5,000)	-	146,504
Advances from related party	57,299	16,426	64,000
	52,299	16,426	210,504
Foreign Exchange Effect On Cash	(582)	(970)	353
Increase (Decrease) In Cash	175	(3,762)	175
Cash, Beginning Of Period	-	3,879	-
Cash, End Of Period	$175	$117	$175

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing Activities (Note 4(c))

The accompanying notes are an integral part of these financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
(Formerly Auror Capital Corp.)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM MARCH 16, 2006 (INCEPTION) TO APRIL 30, 2010
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK						DEFICIT	DEFICIT
					ACCUMULATED		ACCUMULATED	ACCUMULATED
			ADDITIONAL	SHARE	OTHER	SHARE	DURING THE	DURING THE
			PAID-IN	SUBSCRIPTIONS	COMPREHENSIVE	PURCHASE	EXPLORATION	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	RECEIVED	(LOSS) GAIN	WARRANTS	STAGE	STAGE	TOTAL

Opening Balance
March 16, 2006 – Stock issued for cash at $0.0001	110,000,000	$11,000	$(6,000)	$-	$-	$-	$-	$-	$5,000
June 26, 2006 – Stock issued for cash at $0.0017	38,500,000	3,850	66,150	-	-	-	-	-	70,000
Share subscriptions received	-	-	-	3,000	-	-	-	-	3,000
Foreign currency translation	-	-	-	-	(262)	-	-	-	(262)
Net loss for the period	-	-	-	-	-	-	(12,292)	-	(12,292)
Balance, October 31, 2006	148,500,000	14,850	60,150	3,000	(262)	-	(12,292)	-	65,446
December 12, 2006 – Stock issued for cash at $0.004	5,841,000	585	25,965	(3,000)	-	-	-	-	23,550
February 7, 2007 – Stock issued for cash at $0.0045	2,134,000	213	9,487	-	-	-	-	-	9,700
Foreign currency translation	-	-	-	-	7,098	-	-	-	7,098
Net loss for the year	-	-	-	-	-		(63,557)	-	(63,557)
Balance, October 31, 2007	156,475,000	15,648	95,602	-	6,836	-	(75,849)	-	42,237

MOUNT KNOWLEDGE HOLDINGS, INC.
(Formerly Auror Capital Corp.)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)

PERIOD FROM MARCH 16, 2006 (INCEPTION) TO APRIL 30, 2010
 (Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK						DEFICIT	DEFICIT
					ACCUMULATED		ACCUMULATED	ACCUMULATED
			ADDITIONAL	SHARE	OTHER	SHARE	DURING THE	DURING THE
			PAID-IN	SUBSCRIPTIONS	COMPREHENSIVE	PURCHASE	EXPLORATI ON	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	RECEIVED	(LOSS) GAIN	WARRANTS	STAGE	STAGE	TOTAL

Balance, October 31, 2007	156,475,000	$15,648	$95,602	$-	$6,836	$-	$(75,849)	$-	$42,237
Foreign currency translation	-	-	-	-	465	-	-	-	465
Net loss for the year	-	-	-	-	-	-	(53,510)	-	(53,510)
Balance, October 31, 2008	156,475,000	15,648	95,602	-	7,301	-	(129,359)	-	(10,808)
July 27, 2009 – Stock issued for cash at $0.0005	6,058,536	605	2,149	-	-	-	-	-	2,754
July 27, 2009 – Stock issued for cash at $0.0011	33,000,000	3,300	34,200	-	-	-	-	-	37,500
Foreign currency translation	-	-	-	-	(6,366)	-	-	-	(6,366)
Net loss for the year	-	-	-	-	-		(22,322)	(21,142)	(43,464)
Balance, October 31, 2009	195,533,536	19,553	131,951	-	935	-	(151,681)	(21,142)	(20,384)

MOUNT KNOWLEDGE HOLDINGS, INC.
(Formerly Auror Capital Corp.)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)

PERIOD FROM MARCH 16, 2006 (INCEPTION) TO APRIL 30, 2010
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK						DEFICIT	DEFICIT
					ACCUMULATED		ACCUMULATED	ACCUMULATED
			ADDITIONAL	SHARE	OTHER	SHARE	DURING THE	DURING THE
			PAID-IN	SUBSCRIPTIONS	COMPREHENSIVE	PURCHASE	EXPLORATION	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	RECEIVED	LOSS	WARRANTS	STAGE	STAGE	TOTAL

Balance, October 31, 2009	195,533,536	$19,553	$131,951	$-	$935	$-	$(151,681)	$(21,142)	$(20,384)
January 20, 2010 – stock repurchase and retirement at $0.0001	(110,000,000)	(11,000)	6,000	-	-	-	-	-	(5,000)
Foreign currency translation	-	-	-	-	(582)	-	-	-	(582)
January 21, 2010 – fair value and deferral of financing costs of warrants granted	-	-	(57,180)	-	-	57,180	-	-	-
Net loss for the period	-	-	-	-	-	-	-	(43,155)	(43,155)
Balance, April 30, 2010	85,533,536	$8,553	$80,771	$-	$353	$57,180	$(151,681)	$(64,297)	$(69,121)

The accompanying notes are an integral part of these financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
(Formerly Auror Capital Corp.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2010
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Organization

Mount Knowledge Holdings, Inc. (the “Company”) was incorporated as Auror Capital Corp. under the laws of Nevada on March 16, 2006. On January 25, 2010, the Company filed an amendment and restatement to the Articles of Incorporation of the Company with the State of Nevada, which were approved by the Board of Directors on October 20, 2009 by written consent in lieu of a special meeting in accordance with the Nevada Corporation Law, changing its name to Mount Knowledge Holdings, Inc. and increasing the number of authorized common and preferred shares.

The Company began as an exploration stage company engaged in the acquisition and exploration of mineral properties. On January 23, 2009, the Company decided to abandon its Katrina mineral claim due to unsuccessful explorations to date and inability to attract investment capital to proceed with further exploration on the claim.

On July 27, 2009, the Company changed its business purpose from a mining and exploration to an educational software development and sales company offering innovative and proprietary learning software products and teaching services. The Company’s principal executive offices are now in Novi, Michigan.

On January 21, 2010, the Company executed a new exclusive Master Software License Agreement with Mount Knowledge Inc, a corporation owned by the Company’s founder and present Chairman and director based in Ontario, Canada, wherein the Company was granted the exclusive world-wide license rights to promote, market and sell any and all of Mount Knowledge Inc’s products, both existing and future. These existing products consist of patent pending “Real Time Learning and Self Improvement Educational System and Method” software application referred to as “Syntality”. The Agreement supersedes the Master Product License Agreement executed on or before July 27, 2009 and provides updated terms and conditions, including, but not limited to new definitions of duties, responsibilities and costs to be borne by the respective parties.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, for the period from March 16, 2006 (inception) to April 30, 2010, the Company had no revenue and incurred net losses aggregating $215,978. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and become successful in marketing products under the license agreement described above. Management has plans to seek additional capital through debt, and private and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

The unaudited interim financial statements as of and for the six months ended April 30, 2010 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These second quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s October 31, 2009 Form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosures which would substantially duplicate that contained in the Company’s October 31, 2009 financial statements, have been omitted. The results of operations for the six month period ended April 30, 2010 are not necessarily indicative of the results for the entire year ending October 31, 2010.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	h)	Impairment of Long-Lived Assets

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

a)

At April 30, 2010, the Company was indebted in the amount of $64,000 (2009 - $6,701) to a related party, being non-interest bearing demand loan advances from Birch First Advisors, LLC, an entity controlled by Daniel A. Carr, a Company director.

b)

On April 26, 2010, the Board of Directors approved the execution of a non-binding letter of intention to purchase 100% of the issued and outstanding shares of common and preferred stock, including warrants issued for the right to purchase additional common or preferred stock, of Mount Knowledge USA, Inc. (“MTKUSA”) from MTKUSA’s shareholders of record on closing of a proposed stock purchase and share exchange agreement. Under this agreement, shareholders of MTKUSA would receive from the Company the same equivalent number of shares in the same series and/or class of stock as owned and held in MTKUSA. The proposed transaction would make MTKUSA a wholly-owned subsidiary of the Company. The due diligence process, financing efforts by MKTKUSA and the definitive agreement or stock purchase and share exchange agreement have not yet been completed.

The officers and directors of both Mount Knowledge USA, Inc, and the Company are the same and identical persons; Erwin Sniedzins, Chairman and Director, Daniel A. Carr, President, Chief Executive Officer, and Simon Arnison, Vice President, Chief Technical Officer and Director.

4.	SHARE CAPITAL

	a)	Authorized:

On October 20, 2009, the Company amended and restated its Articles of Incorporation, increasing the authorized common shares to 200,000,000 common shares, par value $0.0001 (from 100,000,000 common shares par value $0.001), and increasing the authorized preferred shares to 100,000,000 preferred shares, par value $0.0001 (from 5,000,000 preferred shares, par value $0.001).

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

	c)	Share Purchase Warrants

The Company’s share purchase warrant activity for the period from March 16, 2006 (inception) to April 30, 2010 is as follows:

			WEIGHTED
		WEIGHTED	AVERAGE
	NUMBER	AVERAGE	REMAINING
	OF	EXERCISE	CONTRACTUAL
	WARRANTS	PRICE	LIFE

Balance, March 16, 2006 through October 31, 2009
	-	$-	-
Granted during the period
January 21, 2010	12,000,000	0.15
January 21, 2010	12,000,000	0.20
January 21, 2010	8,888,888	0.0001

Balance, April 30, 2010	32,888,888	$0.13	32.75 months

The following table provides certain information with respect to the above share purchase warrants that are outstanding and exercisable at April 30, 2010:

		WEIGHTED
	WARRANTS	AVERAGE
	OUTSTANDING	REMAINING
EXERCISE	AND	CONTRACTUAL
PRICES	EXERCISABLE	LIFE

$0.15	12,000,000	32.75 months
$0.20	12,000,000	32.75 months
$0.0001	8,888,888	32.75 months
	32,888,888

4.	SHARE CAPITAL (Continued)

On January 21, 2010, the Company issued a series of stock purchase warrant agreements as follows:

i)

with twelve separate parties for the purchase of 1,000,000 shares of common stock of the Company each (12,000,000 shares total) at $0.15 per share exercisable at any time prior to the termination date (or 36 months from the stock purchase warrant execution date).

c)	Share Purchase Warrants (Continued)

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

On January 21, 2010, the Company executed a new exclusive Master Software License Agreement with Mount Knowledge Inc., superseding the Master Product License Agreement executed on or before July 27, 2009. The agreement includes new definitions of duties, responsibilities and costs to be borne by the respective parties.

Specifically, any and all products licensed under the Master Software License Agreement will be defined specifically in a Statement of Work executed for each respective product describing the terms and condition relating to such product or products, including, but not limited to, costs, delivery dates, specifications, support, other requirements requested by the Company and the respective obligations of the parties with respect thereto, as may be agreed upon by the parties from time to time during the term of the agreement. Also, the term of the agreement was extended to 88 years. The License Agreement may also be further extended upon mutual agreement between the parties.

At April 30, 2010 the Company had no other significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters.

6.	SUBSEQUENT EVENTS

On May 6, 2010, the Board of Directors approved the execution of a non-binding Letter of Intent with The Language Key Training Ltd., a British Virgin Islands Corporation (the “Seller”), to purchase the collective total of approximately 95% percent or more of the issued and outstanding shares of common and preferred stock, including warrants, options, and/or any other issued securities of the following (collectively referred to as the “LK Entities”):

The Language Key China, Ltd., a Hong Kong corporation (the “Holding Company”) and its wholly-owned subsidiary in China,

The Language Key China Ltd., a China corporation, and

The Language Key Training, Ltd., a Hong Kong Corporation, currently an independent corporation owned by the Seller, which is to be acquired as a wholly-owned subsidiary of the Holding Company in this proposed transaction.

The proposed transaction would make all LK Entities wholly-owned and operated subsidiaries of the Company.

Pursuant to this Letter of Intent, the Company agreed to the following:

(a) commit to provide a capital investment into the Holding Company in an amount equal to $1,000,000 within 12 months from the closing date disbursed, as follows:

(i)	a payment in the amount of $200,000 at the closing date,

(ii)	10 subsequent payments in the amount of $75,000 per month, payable on the first day of each month beginning 60 days after the closing date, and

(iii)	a final payment in the amount of $50,000 in the 12th month after the closing date, and

(b) to have the Holding Company, as its majority shareholder (post transaction), provide the Seller compensation, at the closing date, in the form of shares of Series A Convertible Preferred Stock, in an amount equal to 800,000 shares or such other mutually agreed upon amount of shares in the Holding Company, upon the terms and conditions to be set forth in an executed purchase agreement, and a Series A Convertible Preferred Stock Purchase Agreement, made a part thereof.

The due diligence process is expected to take approximately 30 days with a definitive agreement or purchase agreement anticipated to be completed on or before June 30, 2010.

On April 26, 2010, our Board of Directors approved the execution of a non-binding Letter of Intent to purchase one hundred (100%) percent of the issued and outstanding shares of Common and Preferred Stock, including Warrants issued for the right to purchase additional Common or Preferred Stock of Mount Knowledge USA, Inc, (“MTKUSA”) from MTKUSA’s Shareholders of record on the date of closing in a proposed “Stock Purchase and Share Exchange Agreement” whereby each of the MTKUSA Shareholders would receive from Mount Knowledge Holdings, Inc (the “Company”) the same equivalent number of shares (one-to-one (1:1) basis) (or some other agreed upon amount) in the same series and/or class of stock as owned and held in MTKUSA. The proposed transaction would make MTKUSA a wholly-owned subsidiary of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

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

Forward-looking statements are made based on managements’ beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

On January 25, 2010, we filed an amendment and restatement to the Articles of Incorporation of the Company with the State of Nevada, which were approved by the Board of Directors on October 20, 2009 by written consent in lieu of a special meeting in accordance with the Nevada Corporation Law changing our name to Mount Knowledge Holdings, Inc. (“MKHD” or the “Company”).

On May 6, 2010, our Board of Directors approved the execution of a non-binding Letter of Intent with THE LANGUAGE KEY TRAINING LTD, a British Virgin Islands Corporation (the “Seller”) to purchase the collective total of approximately ninety-five (95%) percent or more of the issued and outstanding shares of Common and Preferred Stock, including Warrants, Options, and/or another issued securities of The Language Key China, Ltd., a Hong Kong Corporation (the “Holding Company”) and its wholly-owned subsidiary in China, The Language Key China Ltd., a China Corporation (the “China Subsidiary”) and The Language Key Training, Ltd., a Hong Kong Corporation, currently an independent corporation owned by the Seller which is to be acquired as a wholly-owned subsidiary of the Holding Company in this proposed transaction (the “HK Subsidiary”), collectively referred to as (the “LK Entities”). The proposed transaction would make all LK Entities wholly-owned and operated subsidiaries of the Company.

On April 26, 2010, our Board of Directors approved the execution of a non-binding Letter of Intent to purchase one hundred (100%) percent of the issued and outstanding shares of Common and Preferred Stock, including Warrants issued for the right to purchase additional Common or Preferred Stock of Mount Knowledge USA, Inc, (“MTKUSA”) from MTKUSA’s Shareholders of record on the date of closing in a proposed “Stock Purchase and Share Exchange Agreement” whereby each of the MTKUSA Shareholders would receive from Mount Knowledge Holdings, Inc (the “Company”) the same equivalent number of shares (one-to-one (1:1) basis) (or some other agreed upon amount) in the same series and/or class of stock as owned and held in MTKUSA. The proposed transaction would make MTKUSA a wholly-owned subsidiary of the Company.

The Company’s primary mission is to market, sell and distribute a proprietary Real Time Self Learning System (“RTSL”) software application, referred to as the Knowledge Generator™ product, domestically and internationally. The Company foresees the use of the Knowledge Generator™ product as a learning solution for individuals, schools, government agencies, healthcare facilities, and corporations to provide an enhanced and robust learning tool to assist in new job skill training and continuing education programs.

We anticipate generating revenues from the marketing and sales of the Knowledge Generator™ product utilizing various marketing and distribution channels and sales strategies. We foresee the primary source of our revenues to come from the sales of the Knowledge Generator™ product in China through our corporate Learning Centers and other distribution channels.

Milestones

Our milestones and objectives over the next 12 months, beginning in the third quarter of 2010, are significantly dependent on various factors which the Company may or may not be in control of, including, but not limited to: (a) obtaining adequate financing to sustain and expand our operations; (b) the ability to acquire various marketing and distribution channels in China; (c) launching the Knowledge Generator™ product in China and North American markets; (d) completing market-specific product enhancements, (e) developing new partnerships and distribution channels, (f) launching new sales strategies, (g) creating new business enterprise applications, (h) acquiring synergistic business operations to accelerate revenue growth, and, (i) generating adequate cash flow from the sales of the Knowledge Generator™ products worldwide.

Capital & Uses of Proceeds

Capital Needs

To implement our plan of operations, including some or all of the above described milestones (objectives), we will continue to raise capital (“equity”) in an amount up to $2.5 million in the form of a Private Placement or Offering of our restricted stock over the next 6 month period beginning in the third quarter of 2010 on terms and conditions to be determined.

We anticipate the need to raise additional capital beyond the first 6 months of operations, subject to the successful implementation of our initial milestones over the first 180 days of operations and our revenue growth cycle thereafter. At this time, management is unable to determine the specific amounts and terms of such future financings. In addition, we may elect to seek subsequent interim or “bridge” financing in the form of debt (corporate loans) as may be necessary.

Proceeds

We foresee the proceeds from capital raised to be allocated as follows: (a) market-specific implementation costs; (b) product enhancements; (c) business development; (d) general and administrative expenses; (e) working capital; (f) financing costs; and (g) audit/SEC filing fees.

Plan of Operations

Over the 12 months beginning in the third quarter of 2010, we must raise capital and complete certain milestones as described below.

Background Information

The Knowledge Generator™ has been under development since early 2002 and has been trialed by hundreds of users in different user settings. In 2007, MtK, Inc. signed its first annual license agreement with various Toronto District School Board schools for their elementary and high school programs.

Knowledge Generator™ is now being used to help students in literacy improvements, English as a Second Language (ESL), Adult Professional Accreditation, Teaching of English as a Foreign Language (TOEFL) preparation and special needs learners, including at-risk students and students with Down’s Syndrome.

In early 2009, MtK, Inc released its first commercial software application of the “Complete English Real Time Self Learning Intelligent System™”, now known and marketed as the Knowledge Generator™ product. Since its release, MtK, Inc. has received inquiries on the product from various schools, businesses and potential sales partners throughout Canada and China. This resulted in the execution of a five year, plus five year, Sales Agent Agreement with Tianjin You He Trading Co., Ltd. in Tianjin, China in March of 2009.

This exclusive marketing and distribution agreement for China grants to Tianjin You He Trading Co., Ltd. the rights to distribute the Knowledge Generator™ product utilizing various traditional marketing methods, at Tianjin You He Trading Co., Ltd.’s expense, but with support from MtK, Inc to train initial personnel on product functionality, features, etc., and to assist in the creation of marketing, branding and product identity tools and sales and marketing strategy, as needed.

The exclusive Master Software License Agreement executed on January 21, 2010 with Mount Knowledge, Inc. (“MtK”), a corporation based out of Ontario, Canada, and its founder, Erwin Sniedzins, supersedes the Master Software License Agreement executed on or before July 27, 2009 and provides updated terms and conditions, including, but not limited to, new definitions of duties, responsibilities and costs to be borne by the respective parties.

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

The Agreement by and between MtK and us does not include ownership rights to previous marketing and sales or distribution agreements executed by MtK. However, we are in negotiations with MtK to acquire the rights to any and all existing agreements, including the Tianjin You He Trading Co., Ltd Sales Agent agreement, executed by MtK prior to the execution of our Master Software License Agreement, which we anticipate completing in 2010.

On April 26, 2010, our Board of Directors approved the execution of a non-binding Letter of Intent to purchase one hundred (100%) percent of the issued and outstanding shares of Common and Preferred Stock, including Warrants issued for the right to purchase additional Common or Preferred Stock of Mount Knowledge USA, Inc, (“MTKUSA”) from MTKUSA’s Shareholders of record on the date of closing in a proposed stock purchase agreement and a share exchange agreement whereby each of the MTKUSA Shareholders would receive from Mount Knowledge Holdings, Inc (the “Company”) the same equivalent number of shares (one-to-one (1:1) basis) (or some other agreed upon amount) in the same series and/or class of stock as owned and held in MTKUSA. The proposed transaction would make MTKUSA a wholly-owned subsidiary of the Company.

On or about September 4, 2009, MTKUSA executed an agreement with Mount Knowledge, Inc. whereby it acquired by assignment the rights to the Sales Agency Agreement executed by Mount Knowledge, Inc and Tianjin You He Trading Co., Ltd. on or about March 8, 2009 in exchange for a certain number of warrants in MTKUSA.

The Company had anticipated the acquisition of the same Sales Agency Agreement directly from Mount Knowledge, Inc. according to its business plan, but was unable to raise the necessary financing in the preceeding nine (9) months to execute on the terms and conditions of the Sales Agency Agreement and associated sales efforts in China. The Company may now have the opportunity to do so due to the proposed acquisition of MTKUSA, and may also capitalize on all of the sales and marketing efforts of MTKUSA in China to date.

On or about September 16, 2009, MTKUSA initiated a Private Placement Memorandum (“PPM”) to raise equity capital in a maximum amount of USD $1,500,000 at a per share price of $0.15. To date, MKTUSA has raised approximately $1,100,000 and will continue to raise capital up to the maximum amount before the closing date of the proposed transaction with the Company. The funds obtained from the open PPM will continue to support the sales and marketing efforts in China.

On May 6, 2010, our Board of Directors approved the execution of a non-binding Letter of Intent with THE LANGUAGE KEY TRAINING LTD, a British Virgin Islands Corporation (the “Seller”) to purchase the collective total of approximately ninety-five (95%) percent or more of the issued and outstanding shares of Common and Preferred Stock, including Warrants, Options, and/or another issued securities of The Language Key China, Ltd., a Hong Kong Corporation (the “Holding Company”) and its wholly-owned subsidiary in China, The Language Key China Ltd., a China Corporation (the “China Subsidiary”) and The Language Key Training, Ltd., a Hong Kong Corporation, currently an independent corporation owned by the Seller which is to be acquired as a wholly-owned subsidiary of the Holding Company in this proposed transaction (the “HK Subsidiary”), collectively referred to as (the “LK Entities”). The proposed transaction would make all LK Entities wholly-owned and operated subsidiaries of the Company. However, to date no definitive agreement has been entered into by the parties and it is possible that the parties may not finalize such agreement.

The Language Key Training Ltd. was set up in Hong Kong in 1994 and is now an established business English and communication skills training consultancy. In 2002, the company set up The Language Key China Ltd. as a Wholly-Owned Foreign Enterprise (WOFE) headquartered in Shanghai, and has since registered branch offices in Beijing and Guangdong. Both entities provide generic and tailored Business English and Communications Skills courses, Soft Skills workshops, Executive Coaching and other related services to public and private sector clients, including government entities in Hong Kong and Mainland China and many Fortune 500 corporations.

For the year ended December 31, 2009, Language Key, collectively generated approximately (unaudited) USD $1,600,000 in combined revenues from its Hong Kong and China operations and is projected to achieve revenues in excess of (unaudited) USD $2,000,000 for the year ending December 31, 2010.

Future Milestones

Our milestones and objectives over the next 12 months, beginning in the third quarter of 2010, are significantly dependent on various factors which the Company may or may not be in control of, including, but not limited to; (a) obtaining adequate financing to sustain and expand our operations; (b) acquiring various marketing and distribution channels in China; (c) successfully launching the Knowledge Generator™ product in Chinese and North American markets; (d) completing market-specific product enhancements; (e) developing new partnerships and distribution channels; (f) launching new sales strategies; (g) creating new business enterprise applications; (h) acquiring synergistic business operations to accelerate revenue growth; and (i) generating adequate cash flow from the sales of Knowledge Generator™ products worldwide.

The Company anticipates the completion of the following objectives over the next 12 months, beginning in the third quarter of 2010:

First 90 Days of Operations (Administrative).

In the first 90 days of operations, beginning in the third quarter of 2010, our primary focus will be to complete necessary administrative functions, obtain new financing and acquire certain existing marketing and sales agreements in order to properly position the Company execute its business plan. These proposed objectives are as follows:

1. Secondary Offering and/or Other Financings. We intend to initiate a Private Placement or offering for the sale of our restricted Common Stock in an amount of up to $2,500,000 to commence over the next 1 to 6 months, subject to the completion of all appropriate regulatory filings required prior to the commencement of such capital raise. We anticipate administrative and professional fees to be approximately $125,000, and selling costs, not to exceed ten percent ($250,000) of the total amount of funds raised. In order to complete the Private Placement, we may need to seek interim or “bridge” financing in the form of debt (corporate loans) and/or convertible debentures to pay for expenses associated with such an offering, as deemed necessary by our management.

2. Acquisition of MTK USA. Pursuant to the Letter of Intent executed with Mount Knowledge USA, Inc. on April 26, 2010, we intend to purchase one hundred (100%) percent of the issued and outstanding shares of common and preferred stock, including warrants issued for the right to purchase additional common or preferred stock of Mount Knowledge USA, Inc, (“MTKUSA”) from MTKUSA’s Shareholders of record on the date of closing in a proposed stock purchase agreement and share exchange agreement whereby each of the MTKUSA Shareholders would receive from Mount Knowledge Holdings, Inc (the “Company”) the same equivalent number of shares (one-to-one (1:1) basis) (or some other agreed upon amount) in the same series and/or class of stock as owned and held in MTKUSA. The proposed transaction would make MTKUSA a wholly-owned subsidiary of the Company. The due diligence process is expected to take approximately thirty (30) days, however, management of MTKUSA has requested an additional thirty (30) days beyond the due diligence period in order to complete its existing fund raising efforts, with a definitive agreement to be completed on or before June 30, 2010.

3. Implementation of China Contract. Pursuant to the acquisition of MTK USA, we may be required to fulfill certain, if not all, of the contractual obligations of MtK, Inc in the agreement with Tianjin You He Trading Co., Ltd. These obligations may include, amongst other things, China-specific product design and packaging, technical support, China-related educational content consisting of approved stories and exercises, mutually approved marketing and sales materials and product packaging, a Chinese sales website, and other miscellaneous items which may be deemed necessary in order to successfully launch the product in China within the next 3 to 6 months of operations. We anticipate costs related to the implementation of the China contract to be approximately $375,000, when acquired.

4. Acquisition of Language Key Training. Pursuant to the Letter of Intent executed with The Language Key Training, Ltd. on May 6, 2010, we agreed to: (a) commit to provide a capital investment into the Holding Company in an amount equal to one million (USD $1,000,000) dollars within twelve (12) months from the Closing Date disbursed as follows: (i) a payment in the amount of $200,000 at the Closing Date; (ii) ten (10) subsequent montly payments in the amount of $75,000 payable on the first day of each month beginning sixty (60) days after the Closing Date; and (iii) a final payment in the amount of $50,000 in the twelfth (12th) month after the Closing Date; and (b) to have the Holding Company, as its majority shareholder (post-transaction), provide the Seller compensation on the Closing Date in the form of shares of Series A Convertible Preferred Stock in an amount equal to eight hundred thousand (800,000) shares or such other mutually agreed upon amount of shares in the Holding Company, upon the terms and conditions to be set forth in an executed Purchase Agreement, and the Series A Convertible Preferred Stock Purchase Agreement, made a part thereof. The due diligence process is expected to take approximately thirty (30) days with a definitive agreement to be completed on or before June 30, 2010.

5. Business Enterprise Applications. With the acquisition of Language Key, we foresee the use of the Knowledge Generator™ product as a learning solution for schools, government agencies, healthcare facilities, and corporations to provide an enhanced, interactive learning program to facilitate new job skills training and continual education programs. Therefore, we intend to work with MtK, Inc. to develop product-specific enhancements to the existing Knowledge Generator™ product for use in various business applications. It is likely that most of the product enhancements for business applications will be in the form of client-specific modifications based upon requests for customized specifications and functionality. As such, we anticipate that some of the costs for these modifications will be borne by each respective client. Therefore, it is difficult to accurately determine the upfront costs attributable to us for any research and development of business enterprise applications. For that reason, we anticipate a budget of approximately $50,000 for the beginning stages of such a development program on a timeframe yet to be determined.

Next 90 days of Operations.

In the next 90 days of operations beginning the fourth quarter of 2010, we plan to expand our objectives to include new product enhancements and the development of new partnerships and distribution channels as follows:

1. Product Enhancements for North American Market. Subject to the successful launch of the Knowledge Generator™ software application in China, we plan to commission MtK, Inc. to provide product enhancements consistent with perceived customer requirements within the North American marketplace. Most of these enhancements are believed to be in the form of updated graphics, to enhance the fluidity of the user experience and interface, and some market-specific content. We anticipate a budget of approximately $250,000 to complete such product upgrades over a period of 3 to 6 months.

2. Business Development (Additional Partnerships and Distribution Channels) . We will also pursue our business development efforts in other Asian countries, as well as North American and various European markets. We anticipate an initial budget of approximately $150,000 to seek new partnerships and distribution channels commencing sometime after the first 90 days of operations and continuing for a period of time thereafter as determined by us, subject to the availability of adequate financing and ongoing sales results.

Months 6- 12 of Operations.

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

2. Membership Program. We foresee a web-based e-learning membership program with recurring monthly fee based revenues as being one of the more important and lucrative long-term revenue models for us. It is difficult to accurately estimate the total cost involved in the design and development of this program, including the time required to implement such a program. We have budgeted $275,000 to pursue the creation and implementation of this membership program.

3. Technology Partners. We will seek to identify and develop relationships with globally recognized technology providers and OEM’s to pursue the possibility of bundling the Knowledge Generator™ product with established product platforms, including mobile applications (PDA) to provide the Company with an ancillary revenue stream. We see this as a potentially significant opportunity to generate revenues, if the Company can successfully demonstrated the desirability of the Knowledge Generator™ product with its initial audience and market(s). We anticipate a budget of approximately $50,000 to cultivate these types of partnerships when deemed appropriate.

The milestones outlined above represent our objectives for the purpose of obtaining revenues from the marketing and sales of the Knowledge Generator™ product through various marketing and distribution channels.

Although, we have arranged and specified each respective milestone in a defined order, or timeline, over the next 12 months, beginning the third quarter of 2010, we may find the need to modify any or all of the milestones listed, subject to unforeseen circumstances and other contingences which may require us to alter, in whole, or in part, certain aspects of each respective milestone in order for us to successfully realize revenue and ultimately attempt to achieve profitability.

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

Requirements and Utilization of Funds

Our budget for operations in next six to twelve months is as follows:

We initially seek to raise $2,500,000 during the upcoming 1 to 6 months, from the sale of our restricted common stock. These monies will be used to execute on the first six months of milestones such as implementing the Tianjin You He Trading Co., Ltd. exclusive Sales Agent agreement for China, the development of product enhancements for the North American market, identifying and developing additional partnerships and distribution channels, and for general operating expenses.

We anticipate the need to raise additional capital beyond the first 6 months of operations, subject to the successful implementation of our initial milestones over the first 180 days of operations, beginning in the third quarter of 2010, and our revenue growth cycle thereafter. Management is unable to determine at this time, the specific amounts and terms of such future financings. In addition, we may elect to seek subsequent interim or “bridge” financing in the form of debt (corporate loans) as may be necessary.

The breakdown for the estimated utilization of funds is as follows:

Requirements & Utilization of Funds

Language Key Growth Capital	$1,000,000
Implementation of Existing Agreements	$375,000
Product Enhancements	$250,000
Business Development	$150,000
General and Administrative	$125,000
Working Capital	$300,000
Financing Costs	$200,000
Audit/SEC Filing Fees	$100,000
Total	$2,500,000

Financial Condition, Liquidity and Capital Resources

As of April 30, 2010, we had $175 in the bank and our only assets are intangible and consist of our business plan, a License Agreement, relationships, and industry contacts. We had limited operations to date and we did not have any revenues during the three month period ended April 30, 2010. We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed marketing and sales operations.

Management believes this amount may not satisfy our cash requirements for the next 12 months and as such we will need to either raise additional proceeds and/or our officers and/or directors will need to make additional financial commitments to our company, neither of which is guaranteed. We plan to satisfy our future cash requirements, primarily the working capital required to execute on our objectives, including marketing and sales of our product, and to offset legal and accounting fees, through financial commitments from future debt/equity financings, if and when possible.

Management believes that we may generate some sales revenue within the next twelve (12) months, but that these sales revenues will not satisfy our cash requirements during that period. We have no committed source for funds as of this date. No representation is made that any funds will be available when needed. In the event that funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales, and could fail to satisfy our future cash requirements as a result of these uncertainties.

If we are unsuccessful in raising the additional proceeds from officers and/or directors, we may then have to seek additional funds through debt financing, which would be extremely difficult for an early stage company to secure and may not be available to us. However, if such financing is available, because we are an early stage company with no operations to date, we would likely have to pay additional costs associated with high risk loans and be subject to above market interest rates.

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

Our auditors have issued a “going concern” opinion. This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our expenses. This is because we have not generated any revenues and no substantial revenues are anticipated in the near-term. Accordingly, we must raise cash from sources other than from the sale of our products. Our only source for cash at this time is investment by officers and/or directors, of which, such has not been committed nor can we anticipate that such will be available when needed. We must raise capital to implement our business strategy and continue operations.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the six months ended April 30, 2010 which are included herein.

Our operating results for the three months and for the six months ended April 30, 2010 and 2009 are summarized as follows:

		Three Months Ended				Six Months Ended
		April 30,				April 30,
		2010		2009		2010		2009
Revenue	$		$		$		$
Operating Expenses		28,268		5,974		43,155		17,818
Net Loss		$(28,268)		$(5,974)		$(43,155)		$(17,818)

Revenues

We have earned minimal revenues to date, and anticipate earning minimal revenues in the next quarter.

Expenses

Our expenses for the six months ended April 30, 2010 and 2009 are outlined in the table below:

Filings and Transfer Agent Fee	$13,927	$847	$15,108	$2,020
General and Administrative	1,269	30	2,441	64
Professional Fees	13,072	4,697	25,606	15,734

Total Expenses	$28,268	$5,974	$43,155	$17,818

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

Liquidity And Capital Resources

Working Capital

	As at	As at	Percentage
	April 30,	April 30,	Increase /
	2010	2009	(Decrease)

Current Assets	$175	$-	N/A
Current Liabilities	$69,296	$13,683	406.4%
Working Capital (Deficit)	$(69,121)	$(13,683)	405.2%

Cash Flows

	Three Months
	Ended
	April 30,		Percentage
			Increase /
	2010	2009	(Decrease)
Cash (used) in Operating Activities	$(51,542)	$(19,218)	168.2%
Cash provided by Investing Activities	$-	$-	-
Cash provided by Financing Activities	$52,299	$16,426	218.4%
Foreign Exchange Effect on Cash	(582)	$(970)	(40.0%	)
Net Increase in Cash	$175	$(3,762)	(104.7%	)

We anticipate that we will incur approximately $100,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $51,542 during the six month period ended April 30, 2010 and $19,218 during the six month period ended April 30, 2009. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided in investing activities during the six month period ended April 30, 2010.

Cash from Financing Activities

We generated $52,299 cash from financing activities during the six month period ended April 30, 2010 and $16,426 during the six months ended April 30, 2009.

Disclosure of Outstanding Share Data

As of April 30, 2010, we had 85,533,536 shares of common stock issued and outstanding. We have 32,888,888 warrants outstanding at April 30, 2010. We do not have any options or shares of any other class issued and outstanding as at the date of this quarterly report.

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

As of April 30, 2010, we had accumulated losses of $215,978 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

The Company accounts for common stock purchase warrants at fair value in accordance with EITF 00 – 19, “Accounting for Derivative Financial Instruments Indexed to and Practically Settled in, a Company’s Own Stock”, (codified in ASC 815, Derivatives and Hedging ). The Black-Scholes option pricing valuation method is used to determine fair value of these warrants. Use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free rates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Management’s evaluation of disclosure controls and procedures.

As required under the Exchange Act, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report, being April 30, 2010. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our company. Disclosure control and procedures are the controls and other procedures that are designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC. Our management has concluded, based on their evaluation, that as of April 30, 2010, as the result of the material weaknesses described below, our disclosure controls and procedures were ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

Management’s report on internal control over financial reporting.

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

As a result of the existence of these material weaknesses as of April 30, 2010, management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2010.

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

On January 22, 2010, the Company completed a 22-to-1 forward stock split-up, increasing the number of common shares issued and outstanding. The financial statements have retro-actively been adjusted to reflect this stock split-up for all periods presented.

b) Share Purchase Warrants

The Company’s share purchase warrant activity for the period from March 16, 2006 (inception) to April 30, 2010 is as follows:

ITEM 5. OTHER INFORMATION (continued)

			WEIGHTED
		WEIGHTED	AVERAGE
	NUMBER	AVERAGE	REMAINING
	OF	EXERCISE	CONTRACTUAL
	WARRANTS	PRICE	LIFE

Balance, March 16, 2006 through October 31, 2009	-	$-	-

Granted during the period
January 21, 2010	12,000,000	0.15
January 21, 2010	12,000,000	0.20
January 21, 2010	8,888,888	0.0001

Balance, April 30, 2010	32,888,888	$0.13	32.75 months

The following table provides certain information with respect to the above share purchase warrants that are outstanding and exercisable at April 30, 2010:

EXERCISE	WARRANTS	WEIGHTED
PRICES	OUTSTANDING	AVERAGE
	AND	REMAINING
	EXERCISABLE	CONTRACTUAL
		LIFE

$0.15	12,000,000	32.75 months
$0.20	12,000,000	32.75 months
$0.0001	8,888,888	32.75 months
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

June 18, 2010