Form 10-Q
period 2010-07-31
Mount Knowledge Holdings, Inc.
filed 2010-09-17
CIK 1397951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from April 30, 2010 to July 31, 2010

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

As of July 31, 2010, there were 85,533,536 shares of common stock, par value $0.0001, outstanding.

MOUNT KNOWLEDGE HOLDINGS, INC.
(Formerly Auror Capital Corp.)
(A Development Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

MOUNT KNOWLEDGE HOLDINGS, INC.
(Formerly Auror Capital Corp.)
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	JULY 31	OCTOBER 31
	2010	2009

ASSETS

Current
Cash	$111	$-

LIABILITIES
Current
Accounts payable and accrued liabilities	$6,736	$13,683
Due to related party	105,200	6,701
	111,936	20,384
STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 4)
Authorized:
200,000,000 common voting stock with a par value of $0.0001 per share
100,000,000 preferred stock with a par value of $0.0001 per share
Issued:
85,533,536 common shares at July 31, 2010 (2009 – 195,533,536 common shares)	8,553	19,553

Additional Paid-In Capital	80,771	131,951
Accumulated Other Comprehensive Gain	353	935
Share Purchase Warrants	57,180	-
Deficit Accumulated During The Exploration Stage	(151,681)	(151,681)
Deficit Accumulated During The Development Stage	(107,001)	(21,142)
	(111,825)	(20,384)
	$111	$-

The accompanying notes are an integral part of these financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
(Formerly Auror Capital Corp.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					MARCH 16
	THREE MONTHS ENDED		NINE MONTHS ENDED		2006 TO
	JULY 31		JULY 31		JULY 31
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-
Expenses
Exploration expenses	-	-	-	-	15,313
Filing and transfer agent fees	3,299	548	18,407	2,568	52,139
General and administrative	1,877	36	4,318	100	10,625
Investor relations	9,000	-	9,000	-	9,000
Professional fees	28,528	4,918	54,134	20,652	167,023
	42,704	5,502	85,859	23,320	254,100
Write Down On Mineral Property	-	-	-	-	4,582
	42,704	5,502	85,859	23,320	258,682

Net Loss For The Period	$(42,704)	$(5,502)	$(85,859)	$(23,320)	$(258,682)

Net Loss During the Exploration Stage	$-	$(5,502)	$-	$(23,320)	$(151,681)
Net Loss During the Development Stage	(42,704)	-	(85,859)	-	(107,001)

	$(42,704)	$(5,502)	$(85,859)	$(23,320)	$(258,682)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	85,533,536	7,112,500	118,170,899	7,112,500

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					MARCH 16
	THREE MONTHS ENDED		NINE MONTHS ENDED		2006 TO
	JULY 31		JULY 31		JULY 31
	2010	2009	2010	2009	2010

Net Loss For The Period	$(42,704)	$(5,502)	$(85,859)	$(23,320)	$(258,682)

Other Comprehensive Gain (Loss)
Foreign currency translation adjustment	-	(3,082)	-	(4,052)	353

Total Comprehensive Loss	$(42,704)	$(8,584)	$(85,859)	$(27,372)	$(258,329)

The accompanying notes are an integral part of these financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
(Formerly Auror Capital Corp.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			MARCH 16
	NINE MONTHS ENDED		2006 TO
	JULY 31		JULY 31
	2010	2009	2010

Cash (Used In) Operating Activities
Net loss for the period	$(85,859)	$(23,320)	$(258,682)
Adjustment to reconcile net loss to net cash used in operating activities:
Mineral property write down	-	-	4,582
Change in non-cash operating working capital item:
Accounts payable and accrued liabilities	(6,947)	(2,521)	6,736
	(92,806)	(20,799)	(247,364)
Cash (Used In) Investing Activity
Mineral property acquisition costs	-	-	(4,582)

Cash Provided By Financing Activities
(Repurchase and retirement) Issuance of common stock
	(5,000)	40,254	146,504
Advances from related party	98,499	21,225	105,200
	93,499	61,479	251,704

Foreign Exchange Effect On Cash	(582)	(4,052)	353

Increase In Cash	111	36,628	111

Cash, Beginning Of Period	-	3,879	-

Cash, End Of Period	$111	$40,507	$111

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM MARCH 16, 2006 (INCEPTION) TO JULY 31, 2010
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

PERIOD FROM MARCH 16, 2006 (INCEPTION) TO JULY 31, 2010
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

MOUNT KNOWLEDGE HOLDINGS, INC.
(Formerly Auror Capital Corp.)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)

PERIOD FROM MARCH 16, 2006 (INCEPTION) TO JULY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

							DEFICIT	DEFICIT
	COMMON STOCK				ACCUMULATED		ACCUMULATED	ACCUMULATED
			ADDITIONAL	SHARE	OTHER	SHARE	DURING THE	DURING THE
			PAID-IN	SUBSCRIPTIONS	COMPREHENSIVE	PURCHASE	EXPLORATION	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	RECEIVED	LOSS	WARRANTS	STAGE	STAGE	TOTAL

Balance, October 31, 2009	195,533,536	$19,553	$131,951	$-	$935	$-	$(151,681)	$(21,142)	$(20,384)

January 20, 2010 – stock repurchase and retirement at $0.0001	(110,000,000)	(11,000)	6,000	-	-	-	-	-	(5,000)
Foreign currency translation	-	-	-	-	(582)	-	-	-	(582)
January 21, 2010 – fair value and deferral of financing costs of warrants granted	-	-	(57,180)	-	-	57,180	-	-	-
Net loss for the period	-	-	-	-	-	-	-	(85,859)	(85,859)

Balance, July 31, 2010	85,533,536	$8,553	$80,771	$-	$353	$57,180	$(151,681)	$(107,001)	$(111,825)

The accompanying notes are an integral part of these financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
(Formerly Auror Capital Corp.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Organization

Mount Knowledge Holdings, Inc. (the “Company”) was incorporated as Auror Capital Corp. under the laws of the State of Nevada on March 16, 2006. On January 25, 2010, the Company filed an amendment and restatement to the Articles of Incorporation of the Company with the State of Nevada, which were approved by the Board of Directors on October 20, 2009 by written consent in lieu of a special meeting in accordance with the Nevada Corporation Law, changing its name to Mount Knowledge Holdings, Inc. and increasing the number of authorized common and preferred shares.

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

On January 21, 2010, the Company executed a new exclusive Master Software License Agreement with Mount Knowledge Inc, a corporation owned by the Company’s founder and present Chairman and director based in Ontario, Canada, wherein the Company was granted the exclusive world-wide license rights to promote, market and sell any and all of Mount Knowledge Inc’s products, both existing and future. These existing products consist of patent pending “Real Time Learning and Self Improvement Educational System and Method” software application referred to as “Syntality.” The Agreement supersedes the Master Product License Agreement executed on or before July 27, 2009 and provides updated terms and conditions, including, but not limited to new definitions of duties, responsibilities and costs to be borne by the respective parties.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, for the period from March 16, 2006 (inception) to July 31, 2010, the Company had no revenue and incurred net losses aggregating $258,682. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and become successful in marketing products under the license agreement described above. Management has plans to seek additional capital through debt, and private and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

The unaudited interim financial statements as of and for the nine months ended July 31, 2010 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These second quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s October 31, 2009 Form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosures which would substantially duplicate that contained in the Company’s October 31, 2009 financial statements, have been omitted. The results of operations for the nine month period ended July 31, 2010 are not necessarily indicative of the results for the entire year ending October 31, 2010.

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

The Company became a development stage company as defined by ASC 915 (formerly SFAS 7), during its fourth quarter, 2009. The Company is devoting substantially all of its present efforts to developing its new business. All losses accumulated during the 2009 fourth quarter had been considered as part of the Company’s development stage activities. Costs of start up activities, including organizational costs, are expensed as incurred.

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

The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. SFAS 168 is effective for the Company as of the year ended October 31, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have an impact on the Company’s financial statements. The only impact was that references to authoritative accounting literature are in accordance with the Codification. The Company has included in its disclosures the Accounting Standards Codification (“ASC”) cross-reference alongside the references to the accounting standards issued and adopted prior to the adoption of Codification.

	c)	Exploration Stage Activities and Mineral Property Interests

Until abandonment of its mineral property on January 23, 2009, the Company was an exploration stage mining company and had not realized any revenue from its operations. It was primarily engaged in the acquisition, exploration and development of mining properties.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company accounts for common stock purchase warrants at fair value in accordance with EITF 00 – 19, “Accounting for Derivative Financial Instruments Indexed to and Practically Settled in, a Company’s Own Stock,” (codified in ASC 815, Derivatives and Hedging). The Black-Scholes option pricing valuation method is used to determine fair value of these warrants. Use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free rates.

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

a)

At July 31, 2010, the Company was indebted in the amount of $105,200 (2009 - $6,701) to a related party, being non-interest bearing demand loan advances from an entity controlled by the Company’s director.

b)

On April 26, 2010, the Board of Directors approved the execution of a non-binding letter of intention to purchase 100% of the issued and outstanding shares of common and preferred stock, including warrants issued for the right to purchase additional common or preferred stock, of Mount Knowledge USA, Inc. (“MTKUSA”) from MTKUSA’s shareholders of record on closing of a proposed stock purchase and share exchange agreement. A more detailed description of the pending transaction is provided in Note 5 herein.

This pending transaction represents a related party transaction in which one or more of the officers and directors of MTKUSA are the same as for the Company. Furthermore, both Company and MTKUSA are engaged in similar business dealings. MTKUSA was created by the officers and directors of the Company as a financing vehicle to raise funds privately to support the Company’s sales and marketing efforts in China as set forth in the Company’s milestones; all being acquired as a result of the completion of this transaction.

On June 30, 2010, the Board of Directors approved the execution of an extension of the effective period of the letter of intent. This extension provided for a definitive agreement to be executed on or before August 31, 2010.

On September 10, 2010, the Board of Directors approved the execution of a second extension of the effective period of the letter of intent. This extension provides for a definitive agreement to be executed on or before October 31, 2010 and provides additional time needed to complete final negotiations with the shareholders of MTKUSA and audited financials of MTKUSA.

Company and MTKUSA agreed to an extension to allow MTKUSA to continue to raise up to a maximum of $1.5 million under an existing private placement memorandum until the new closing date. Since its inception in September 2009, MTKUSA has completed approximately $1,450,000 in new financing.

The Company does not currently know the precise financial impact of the transaction post-completion. The estimated number of shares of Company stock in series and/or class which the Company would issue in the share exchange agreement with MTKUSA shareholders is as follows:

		(i)	Common Shares - approximately 20,000,000 shares;
		(ii)	Preferred Shares - approximately 10,000,000 shares; and
		(iii)	Warrant for Common Shares - approximately 10,000,000 shares @ $0.20 per share.

The above estimates are contingent upon the total amount of capital raised in MTKUSA, the terms and conditions of such capital raise, and final negotiations with the shareholders of MTKUSA on the date of execution of the definitive agreement and final closing.

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

4.	SHARE CAPITAL (Continued)

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

On January 22, 2010, the Company completed a 22 to 1 forward stock split-up, increasing the number of common shares issued and outstanding. The financial statements have been retro-actively adjusted to reflect this stock split-up for all periods presented.

	c)	Share Purchase Warrants

The Company’s share purchase warrant activity for the period from March 16, 2006 (inception) to July 31, 2010 is as follows:

			WEIGHTED
		WEIGHTED	AVERAGE
	NUMBER	AVERAGE	REMAINING
	OF	EXERCISE	CONTRACTUAL
	WARRANTS	PRICE	LIFE

Balance, March 16, 2006 through October 31, 2009	-	$-	-

Granted during the period
January 21, 2010	12,000,000	0.15
January 21, 2010	12,000,000	0.20
January 21, 2010	8,888,888	0.0001

Balance, July 31, 2010	32,888,888	$0.13	29.75 months

The following table provides certain information with respect to the above share purchase warrants that are outstanding and exercisable at July 31, 2010:

		WEIGHTED
	WARRANTS	AVERAGE
	OUTSTANDING	REMAINING
EXERCISE	AND	CONTRACTUAL
PRICES	EXERCISABLE	LIFE

$ 0.15	12,000,000	29.75 months
$ 0.20	12,000,000	29.75 months
$ 0.0001	8,888,888	29.75 months

	32,888,888

4.	SHARE CAPITAL (Continued)

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

The fair value of share purchase warrants, currently exercisable and granted to secure future financings, is determined using the Black-Scholes option-pricing model. This fair value amounted to $57,180. The following weighted-average assumptions were used:

Expected dividend yield	0%
Estimated share price volatility	120%
Risk-free interest rate	1.41%
Expected life of warrants	3 years

The Company has no stock option plan or other dilutive securities.

5.	COMMITMENTS AND CONTINGENCIES

a)

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

5.	COMMITMENTS AND CONTINGENCIES (Continued)

On June 30, 2010, the Board of Directors of Mount Knowledge Holdings, Inc, (the "Company") approved the execution of an extension of the effective period of the Letter of Intent executed on April 26, 2010 (the "Extension") by and between MOUNT KNOWLEDGE HOLDINGS, INC., a fully reporting public Nevada corporation (the "Purchaser" or "MKHD") and MOUNT KNOWLEDGE USA, INC. ("MTKUSA"), a privately-held Nevada corporation and its Shareholders (the "Shareholders" and together with MTKUSA, collectively hereinafter referred to as the "Sellers").

All of the terms and conditions of the proposed transaction shall be set forth in a definitive agreement (the "Stock Purchase and Share Exchange Agreement") to be executed on or before August 31, 2010 (the "Extended Period"), with a subsequent date of closing (the "Closing Date"), to be mutually agreed upon by Sellers and Purchaser.

The Extension is required for MTKUSA to complete the ongoing Regulation D Rule 506 Private Placement Memorandum (the "PPM") to raise a maximum of $1,500,000 in equity capital in MTKUSA. Both purchaser and Sellers agree that MTKUSA shall be allowed to continue to raise capital via the PPM until the Closing Date, at which time the Shareholders of record of MTKUSA at such date would be acknowledged and included in the executed Stock Purchase and Share Exchange Agreement.

On September 10, 2010, the Board of Directors approved the execution of a second extension of the effective period of the letter of intent dated April 26, 2010. This extension provides for a definitive agreement to be executed on or before October 31, 2010 with additional time to complete MTKUSA’s audited financials and final negotiations with MTKUSA’s shareholders.

c)

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

The Language Key China, Ltd., a Hong Kong corporation (the “Holding Company”) and its wholly- owned subsidiary in China,

The Language Key China Ltd., a China corporation, and

The Language Key Training, Ltd., a Hong Kong Corporation, currently an independent corporation owned by the Seller, which is to be acquired as a wholly-owned subsidiary of the Holding Company in this proposed transaction.

The proposed transaction would make all LK Entities wholly-owned and operated subsidiaries of the Company.

Pursuant to this Letter of Intent, the Company agreed to the following:

i)	commit to provide a capital investment into the Holding Company in an amount equal to $1,000,000 within 12 months from the closing date disbursed, as follows:

	(1)	a payment in the amount of $200,000 at the closing date,

	(2)	10 subsequent payments in the amount of $75,000 per month, payable on the first day of each month beginning 60 days after the closing date, and

5.	COMMITMENTS AND CONTINGENCIES (Continued)

(3)	a final payment in the amount of $50,000 in the 12th month after the closing date, and

ii)

to have the Holding Company, as its majority shareholder (post transaction), provide the Seller compensation, at the closing date, in the form of shares of Series A Convertible Preferred Stock, in an amount equal to 800,000 shares or such other mutually agreed upon amount of shares in the Holding Company, upon the terms and conditions to be set forth in an executed purchase agreement, and a Series A Convertible Preferred Stock Purchase Agreement, made a part thereof.

The due diligence process was expected to take approximately 30 days with a definitive agreement or purchase agreement which was anticipated to be completed on or before June 30, 2010.

On June 28, 2010, our Board of Directors of Mount Knowledge Holdings, Inc, (the "Company’) approved the execution of an amended nonbinding letter of intent (the "Letter of Intent") with The Language Key Training Ltd, a British Virgin Islands Corporation ("The Language Key Training Ltd" or the "Sellers") to purchase from the Sellers on or before the closing date, to be mutually agreed to by the Company and Sellers (the "Closing Date"), shares of common stock in a newly formed corporation domiciled in Hong Kong, Language Key Asia ("Language Key Asia"), consisting of approximately (95%) or more of the common and preferred stock ownership of Language Key Asia. This amended Letter of Intent, when executed by both parties, shall supersede any and all of the terms and conditions set forth in the previously executed Letter of Intent on or about May 6, 2010, as disclosed on our Current Report on Form 8-K filed May 7, 2010.

All of the terms and conditions of the proposed transaction shall be set forth in a definitive agreement (the "Definitive Agreement") was to be executed on or before July 31, 2010, with a subsequent date of closing (the "Closing Date"), to be mutually agreed to by Sellers and Purchaser.

The purpose of Language Key Asia is to own and hold any and all of the issued and outstanding shares of common and preferred stock, including any warrants, options, and/or other securities of The Language Key China, Ltd, a Hong Kong Corporation ("LK Training Asia") and its wholly-owned subsidiary in China, The Language Key China Ltd., a China Corporation (the "China Subsidiary") and The Language Key Training, Ltd., a Hong Kong Corporation, currently an independent corporation owned by the Seller which is to be acquired as a wholly-owned subsidiary of the LK Training Asia in this proposed transaction (the "HK Subsidiary"), collectively referred to as (the "LK Entities"). The proposed transaction would make all the LK Entities wholly-owned and operated subsidiaries of LK Asia, and subsequently the Company.

On September 10, 2010, Company and Seller agreed to further extend the amended letter of intent in order to provide LKA additional time to complete an internal reorganization of LKA and the LK Entities into a parent-subsidiary structure (the “LK Restructuring”), prior the execution of a definitive agreement, and the subsequent closing. It is anticipated that the Company will execute a definitive agreement with LKA on or before September 30, 2010, with a closing on or before October 31, 2010, subject to the completion of the LK Restructuring and consolidated audited financials of LKA.

As of the date of this filing, the Company had no other significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters.

6.	SUBSEQUENT EVENT

On August 11, 2010, the Company authorized the issuance of 1,100,000 shares of its common stock pursuant to a consulting agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

The information contained in this Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

As used in this quarterly report, the terms “we,” “us,” “our,” and “MKHD” mean Mount Knowledge Holdings, Inc., unless the context clearly requires otherwise.

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

On June 28, 2010, our Board of Directors of Mount Knowledge Holdings, Inc, (the "Company’) approved the execution of an amended non-binding letter of intent (the "Letter of Intent") with The Language Key Training Ltd, a British Virgin Islands Corporation ("The Language Key Training Ltd" or the "Sellers") to purchase from the Sellers on or before the closing date, to be mutually agreed to by the Company and Sellers (the "Closing Date"), shares of common stock in a newly formed corporation domiciled in Hong Kong, Language Key Asia ("Language Key Asia"), consisting of approximately ninety-five (95%) percent or more of the common and preferred stock ownership of Language Key Asia. This amended Letter of Intent, when executed by both parties, will supersede any and all of the terms and conditions set forth in the previously executed Letter of Intent on or about May 6, 2010.

On June 30, 2010, the Board of Directors of Mount Knowledge Holdings, Inc, (the "Company") approved the execution of an extension of the effective period of the Letter of Intent executed on April 26, 2010 (the "Extension") by and between MOUNT KNOWLEDGE HOLDINGS, INC., a fully reporting public Nevada corporation (the "Purchaser" or "MKHD") and MOUNT KNOWLEDGE USA, INC. ("MTKUSA"), a privately-held Nevada corporation and its Shareholders (the "Shareholders" and together with MTKUSA, collectively hereinafter referred to as the "Sellers"). See our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2010 for a description of the Letter of Intent executed on April 26, 2010.On September 10, 2010, Company and Seller agreed to further extend the amended letter of intent in order to provide LKA additional time to complete an internal reorganization of LKA and the LK Entities into a parent-subsidiary structure (the “LK Restructuring”), prior the execution of a definitive agreement, and the subsequent closing. It is anticipated that the Company will execute a definitive agreement with LKA on or before September 30, 2010, with a closing on or before October 31, 2010, subject to the completion of the LK Restructuring and consolidated audited financials of LKA.

On September 10, 2010, the Board of Directors approved the execution of a second extension of the effective period of the letter of intent dated April 26, 2010. This extension provides for a definitive agreement to be executed on or before October 31, 2010 with additional time to complete MTKUSA’s audited financials and final negotiations with MTKUSA’s shareholders.

Company Overview

Mount Knowledge Holdings, Inc. (the “Company”) is an educational software development, sales and training company offering innovative and proprietary learning software products and teaching services. The Company has developed a suite of market specific “real-time self learning” software applications for both corporate and direct consumer markets worldwide.

The Company’s technology stems from an interactive and visual learning system referred to as Syntality™ integrated into a core application known as the “Knowledge Generator™”. Mount Knowledge™ products and services are changing the way consumers of all ages are learning and retaining subjects starting at childhood and continuing for the rest of their personal and business learning lives.

The Company’s software learning tools and teaching methodologies are currently being offered in China to the more than 300 million students, from grade school to university, seeking to learn English, including the vast number of people in the Chinese workplace increasing their English fluency to achieve greater income earning potential.

What started as a charitable expedition to climb Mount Everest in 1991, along with the challenges endured, resulted in the inspiration for a truly unique set of learning tools that the Company offers today.

Vision and Mission

The vision of Founder, Erwin Sniedzins, was to develop a learning platform which would accelerate the transfer of

“information into knowledge”.

By creating 21st century tools to turbo-charge the learning process, the Company’s mission is to:

  Provide a life-long tool for users of all ages to aid them in learning any subject

  Raise the standard of living of all nations through the growth of knowledge

  Create a community of millions who seek a common goal of learning for life

Market Overview

The Company’s English language learning market opportunities can be divided into two separate markets:

  Business-to-Business (b2b) or English Language Training (ELT) - corporate training departments, government agencies, schools and other learning institutions.

  Business-to-Consumer (b2c) or English as a Second Language (ESL) - general market consumers - teachers, parents, students, etc.

Product Summary

The primary goal is to target the 1.3 billion Chinese population where learning English is a passport to opportunity and greater wealth. Three products are being offered to create revenue streams from both consumer and business markets.

  Syntality™ Training is the training methodology that completes the students’ life long journey of
  “converting information into knowledge”.

  Knowledge Generator™ is a software product (“KG”) that delivers a real-time learning system that easily converts information to knowledge. Data from any source can be quickly imported into KG and converted into meaningful interactive exercises and lessons that involve the critical senses of the user. KG’s English Language Learning module specifically targets the ESL (English as a Second Language) and ELT
  (English Language Training) markets in China.

  Examatar™ is closely related to the Knowledge Generator™ and has been engineered to accelerate the learning process of teaching English to Chinese students by focusing on the creation of unlimited quizzes and tests on any imported information, to aid students in passing TOEFL (Test of English as a Foreign Language) exams required in academic venues, as well as TOEIC (Test of English for International Communication) exams for corporate environments.

Product Description and Features

The Knowledge Generator™ product was developed with various software user-interface enablers to promote the utilization of several of the user’s senses during the learning process; to see (visualize), listen, compose, speak, reply and interact and react to information by keyboard touch, sound and voice.

The Knowledge Generator™ system addresses many learning needs of students from preschool to college, from one phonetic sound to complete pronunciation of phrases, from learning one word to understanding and writing complete sentences, from listening to speaking and comprehension, etc.

Users can simply import, in various formats (i.e. word document, RTF, Internet documents, etc.), textual content they want to learn and the Knowledge Generator™ software application tools will automatically create interactive subject based learning or skills training lessons, tests and subsequently, scores.

The Knowledge Generator™ product line consists of a proprietary core technology that allows for textual information to be converted into a multi-purpose learning experience with automatically generated interactive lessons, exercises, tests and scores. The software application has more than 240 interactive enabling learning tools that allow users to transform “information into knowledge” quickly, providing an interactive and dynamic alternative to traditional passive (rote) learning methods.

Business Strategy

Well positioned to become the standard for accelerated learning tools and to provide the only real-time personal learning system, the Company has a three part strategy for growth:

  Learning Centers - the establishment of both corporately owned and partnered 21st Century Learning Technology Centers (LTC) where excitement is created for students as they learn through hands-on interaction with the latest technology.

  English Language Training - providing language training services to major corporations with a blended approach of on-site training and the use of Mount Knowledge software to provide online tools and custom content development in a corporate licensing revenue model.

  Web-based Applications - providing browser-based and mobile software applications to allow online connectivity (e-portal) to Mount Knowledge™ learning tools and to foster interaction among users (online community) applicable to all markets.

Sales and Marketing Overview

The Company’s sales and marketing strategy combines decades of time-proven direct sales and service-based techniques, while maximizing the advantages of living in the digital age.

In certain markets, a “physical presence” approach (Learning Centers) is the primary strategy due to various government and technology restrictions, and in other markets, one-on-one training in conjunction with a monthly residual “web-based” business model and/or a direct internet sales and marketing approach is the most cost-effective and efficient method.

In addition, marketing channel alliances will play a significant role in our Company’s sales strategy, capitalizing on existing marketing and distribution channels. However, our Company’s long-term strategy is to maximize all sales and marketing channels available, including corporate and direct consumer alliances and co-marketing channels.

Milestones

Our milestones and objectives over the next 12 months, beginning in the fourth quarter of 2010, are significantly dependent on various factors which the Company may or may not be in control of, including, but not limited to: (a) obtaining adequate financing to sustain and expand our operations; (b) the ability to acquire various marketing and distribution channels in China; (c) launching Mount Knowledge™ products and services in China and North American markets; (d) completing market-specific product enhancements, (e) developing new partnerships and distribution channels, (f) launching new sales strategies, (g) creating new business enterprise applications, (h) acquiring synergistic business operations to accelerate revenue growth, and, (i) generating adequate cash flow from the sales of the Mount Knowledge™ products and services worldwide.

Capital & Uses of Proceeds

Capital Needs

To implement our plan of operations, including some or all of the above described milestones (objectives), we will continue to raise capital (“equity”) in an amount up to $2.5 million in the form of a Private Placement or Offering of our restricted stock over the next 3 month period beginning in the fourth quarter of 2010 on terms and conditions to be determined.

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

Plan of Operations

Over the 12 months beginning in the fourth quarter of 2010, we must raise capital and complete certain milestones as described below.

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

On or about September 16, 2009, MTKUSA initiated a Private Placement Memorandum (“PPM”) to raise equity capital in a maximum amount of USD $1,500,000 at a per share price of $0.15. To date, MKTUSA has raised approximately $1,450,000 and will continue to raise capital up to the maximum amount before the closing date of the proposed transaction with the Company. The funds obtained from the open PPM will continue to support the sales and marketing efforts in China.

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

On June 28, 2010, our Board of Directors of Mount Knowledge Holdings, Inc, (the "Company’) approved the execution of an amended non-binding letter of intent (the "Letter of Intent") with The Language Key Training Ltd, a British Virgin Islands Corporation ("The Language Key Training Ltd" or the "Sellers") to purchase from the Sellers on or before the closing date, to be mutually agreed to by the Company and Sellers (the "Closing Date"), shares of common stock in a newly formed corporation domiciled in Hong Kong, Language Key Asia ("Language Key Asia"), consisting of approximately ninety-five (95%) percent or more of the common and preferred stock ownership of Language Key Asia. This amended Letter of Intent, when executed by both parties, shall supersede any and all of the terms and conditions set forth in the previously executed Letter of Intent on or about May 6, 2010, as disclosed on our Current Report on Form 8-K filed May 7, 2010.

On June 30, 2010, the Board of Directors of Mount Knowledge Holdings, Inc, (the "Company") approved the execution of an extension of the effective period of the Letter of Intent executed on April 26, 2010 (the "Extension") by and between MOUNT KNOWLEDGE HOLDINGS, INC., a fully reporting public Nevada corporation (the "Purchaser" or "MKHD") and MOUNT KNOWLEDGE USA, INC. ("MTKUSA"), a privately-held Nevada corporation and its Shareholders (the "Shareholders" and together with MTKUSA, collectively hereinafter referred to as the "Sellers"). See our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2010 for a description of the Letter of Intent executed on April 26, 2010.

On September 10, 2010, Company and Seller agreed to further extend the amended letter of intent in order to provide LKA additional time to complete an internal reorganization of LKA and the LK Entities into a parent-subsidiary structure (the “LK Restructuring”), prior the execution of a definitive agreement, and the subsequent closing. It is anticipated that the Company will execute a definitive agreement with LKA on or before September 30, 2010, with a closing on or before October 31, 2010, subject to the completion of the LK Restructuring and consolidated audited financials of LKA.

On September 10, 2010, the Board of Directors approved the execution of a second extension of the effective period of the letter of intent dated April 26, 2010. This extension provides for a definitive agreement to be executed on or before October 31, 2010 with additional time to complete MTKUSA’s audited financials and final negotiations with MTKUSA’s shareholders.

Future Milestones

Our milestones and objectives over the next 12 months, beginning in the fourth quarter of 2010, are significantly dependent on various factors which the Company may or may not be in control of, including, but not limited to; (a) obtaining adequate financing to sustain and expand our operations; (b) acquiring various marketing and distribution channels in China; (c) successfully launching the Mount Knowledge™ products and services in Chinese and North American markets; (d) completing market-specific product enhancements; (e) developing new partnerships and distribution channels; (f) launching new sales strategies; (g) creating new business enterprise applications; (h) acquiring synergistic business operations to accelerate revenue growth; and (i) generating adequate cash flow from the sales of Mount Knowledge™ products worldwide.

The Company anticipates the completion of the following objectives over the next 12 months, beginning in the third quarter of 2010:

First 180 Days of Operations (Administrative).

In the first 180 days of operations, beginning in the third quarter of 2010, our primary focus will be to complete necessary administrative functions, obtain new financing and acquire certain existing marketing and sales agreements in order to properly position the Company execute its business plan. These proposed objectives are as follows:

1.

Secondary Offering and/or Other Financings. We intend to initiate a Private Placement or offering for the sale of our restricted Common Stock in an amount of up to $2,500,000 to commence over the next 1 to 6 months, subject to the completion of all appropriate regulatory filings required prior to the commencement of such capital raise. We anticipate administrative and professional fees to be approximately $125,000, and selling costs, not to exceed ten (10%) percent ($250,000) of the total amount of funds raised. In order to complete the Private Placement, we may need to seek interim or “bridge” financing in the form of debt (corporate loans) and/or convertible debentures to pay for expenses associated with such an offering, as deemed necessary by our management.

2.

Acquisition of MTK USA. Pursuant to the Letter of Intent executed with Mount Knowledge USA, Inc. on April 26, 2010 and extended on June 30, 2010, we intend to purchase one hundred (100%) percent of the issued and outstanding shares of common and preferred stock, including warrants issued for the right to purchase additional common or preferred stock of Mount Knowledge USA, Inc, (“MTKUSA”) from MTKUSA’s Shareholders of record on the date of closing in a proposed stock purchase agreement and share exchange agreement whereby each of the MTKUSA Shareholders would receive from Mount Knowledge Holdings, Inc (the “Company”) the same equivalent number of shares (one-to-one (1:1) basis) or some other agreed upon amount in the same series and/or class of stock as owned and held in MTKUSA. The proposed transaction would make MTKUSA a wholly-owned subsidiary of the Company. The due diligence process is expected to take approximately thirty (30) days, however, management of MTKUSA has requested an additional thirty (30) days beyond the due diligence period in order to complete its existing fund raising efforts, with a definitive agreement to be completed on or before August 31, 2010.

3.

Acquisition of Language Key Training. Pursuant to the Letter of Intent executed with The Language Key Training, Ltd. on May 6, 2010, we agreed to: (a) commit to provide a capital investment (the “Paid-in Capital”) into the LANGUAGE KEY ASIA in an amount equal to one million (USD $1,000,000) dollars within twelve (12) months from the Closing Date disbursed as follows: (i) a payment in the amount of $200,000 at the Closing Date, (ii) ten (10) subsequent payments in the amount of $75,000 per month payable on the first day of each month beginning sixty (60) days after the Closing Date, and (iii) a final payment in the amount of $50,000 in the twelfth (12th) month after the Closing Date. The Paid-in Capital invested into LANGUAGE KEY ASIA shall be in the form of a purchase of stock as set forth in the Definitive Agreement on or before the Closing Date, (b) issue to the Sellers, on a pro-rated basis of Sellers’ ownership, shares of LANGUAGE KEY ASIA Preferred stock in an amount equal to eight hundred thousand (800,000) shares or such other mutually agreed upon amount of shares in LANGUAGE KEY ASIA in exchange for the cancellation of shares of Common Stock owned and held by the Sellers in LANGUAGE KEY ASIA at the date of issuance, subject to the terms and conditions mutually agreed to by Purchaser and Sellers set forth in a Stock Purchase Share Exchange between LANGUAGE KEY ASIA and Sellers (the “LK Asia Stock Purchase Share Exchange Agreement), executed on or before the Closing Date, and (c) subject to the Conversion Rights set forth in the LK Asia Preferred, the Sellers would, from time to time, have the right to convert a portion of or all of the LK Asia Preferred into shares of Common Stock in LANGUAGE KEY ASIA.

Upon the conversion of the LK Asia Preferred to shares of Common Stock of LANGUAGE KEY ASIA, MOUNT KNOWLEDGE ASIA shall exchange said shares of Common Stock in LANGUAGE KEY ASIA for shares of Common Stock in MOUNT KNOWLEDGE ASIA in the same equivalent number of shares (one-to-one (1:1) basis) in the same series and/or class of stock as owned and held by Sellers in LANUGAGE KEY ASIA or such other mutually agreed upon amount of shares, upon the terms and conditions mutually agreed to by Purchaser and Sellers set forth in an executed Stock Purchase and Share Exchange Agreement between MOUNT KNOWLEDGE ASIA and Sellers (the “MTK ASIA Stock Purchase and Share Exchange Agreement”), executed on or before the Closing Date.

4.

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

5.

Business Enterprise Applications. With the acquisition of Language Key, we foresee the use of the Mount Knowledge™ products and services as a learning solution for schools, government agencies, healthcare facilities, and corporations to provide an enhanced, interactive learning program to facilitate new job skills training and continual education programs. Therefore, we intend to develop product-specific enhancements to the existing Mount Knowledge™ products and services for use in various business applications. It is likely that most of the product enhancements for business applications will be in the form of client-specific modifications based upon requests for customized specifications and functionality. As such, we anticipate that some of the costs for these modifications will be borne by each respective client. Therefore, it is difficult to accurately determine the upfront costs attributable to us for any research and development of business enterprise applications. For that reason, we anticipate a budget of approximately $50,000 for the beginning stages of such a development program on a timeframe yet to be determined.

Next 180 days of Operations.

In the next 180 days of operations beginning the first quarter of 2011, we plan to expand our objectives to include new product enhancements, the development of new partnerships and distribution channels, and direct sales opportunities in the form of infomercials and online membership programs, including the option of bundling our product with potential technology partners to increase brand awareness and product reach as follows:

1.

Product Enhancements for North American Market. Subject to the successful launch of the Mount Knowledge™ products and services in China, we plan to provide product enhancements consistent with perceived customer requirements within the North American marketplace. Most of these enhancements are believed to be in the form of updated graphics, to enhance the fluidity of the user experience and interface, and some market-specific content. We anticipate a budget of approximately $250,000 to complete such product upgrades over a period of 3 to 6 months.

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

4.

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

5.

Technology Partners. We will seek to identify and develop relationships with globally recognized technology providers and OEM’s to pursue the possibility of bundling the Mount Knowledge™ products and services with established product platforms, including mobile applications (PDA) to provide the Company with an ancillary revenue stream. We see this as a potentially significant opportunity to generate revenues, if the Company can successfully demonstrated the desirability of the Knowledge Generator™ product with its initial audience and market(s). We anticipate a budget of approximately $50,000 to cultivate these types of partnerships when deemed appropriate.

The milestones outlined above represent our objectives for the purpose of obtaining revenues from the marketing and sales of the Mount Knowledge™ products and services through various marketing and distribution channels.

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

Requirements and Utilization of Funds

Our budget for operations in next six to twelve months is as follows:

We initially seek to raise $2,500,000 during the upcoming 6 months, from the sale of our restricted common stock. These monies will be used to execute on the first six months of milestones such as implementing sales and marketing efforts in China, the development of product enhancements for the China and North American markets, identifying and developing additional partnerships and distribution channels, and for general operating expenses.

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

Financial Condition, Liquidity and Capital Resources

As of July 31, 2010, we had $111 in the bank and our only assets are intangible and consist of our business plan, a License Agreement, relationships, and industry contacts. We had limited operations to date and we did not have any revenues during the nine month period ended July 31, 2010. We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed marketing and sales operations.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the nine months ended July 31, 2010 which are included herein.

Our operating results for the three months and for the nine months ended July 31, 2010 and 2009 are summarized as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009

Revenue
Operating Expenses	$42,704	$5,502	$85,859	$23,320
Net Loss	$(42,704)	$(5,502)	$(85,859)	$(23,320)

Revenues

We have earned minimal revenues to date, and anticipate earning minimal revenues in the next quarter.

Expenses

Our expenses for the three months ended July 31, 2010 and 2009 are outlined in the table below:

Filings and Transfer Agent Fees	$3,299	$548	$18,407	$2,568
General and Administrative	1,877	36	4,318	100
Investor Relations	9,000	0	9,000	0
Professional Fees	28,528	4,918	54,134	20,652
Total Expenses	$42,704	$5,502	$85,859	$23,320

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

Liquidity And Capital Resources

Working Capital

			Percentage
	As at	As at	Increase /
	July 31, 2010	July 31, 2009	(Decrease)

Current Assets	$111	$-	N/A
Current Liabilities	$111,936	$20,384	449%
Working Capital (Deficit)	$(111,825)	$(20,384)	449%

Cash Flows

	Nine Months		Percentage
	Ended		Increase /
	July 31,		(Decrease)
	2010	2009
Cash (used) in Operating Activities	$(92,806)	$(20,799)	346%
Cash provided by Investing Activities	$-	$-	-
Cash provided by Financing Activities	$93,499	$61,479	52%
Foreign Exchange Effect on Cash	(582)	$(4,052)	(86%	)
Net Increase in Cash	$111	$(36,628)	(100%	)

We anticipate that we will incur approximately $100,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $92,806 during the nine month period ended July 31, 2010 and $20,799 during the nine month period ended July 31, 2009. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided in investing activities during the nine month period ended July 31, 2010 or nine month period ending July 31, 2009.

Cash from Financing Activities

We generated $93,499 cash from financing activities during the nine month period ended July 31, 2010 and $61,479 during the nine months ended July 31, 2009.

Disclosure of Outstanding Share Data

As of July 31, 2010, we had 85,533,536 shares of common stock issued and outstanding. We have 32,888,888 warrants outstanding at July 31, 2010. We do not have any options or shares of any other class issued and outstanding as at the date of this quarterly report.

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

As of July 31, 2010, we had accumulated losses of $258,682 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our future operating expenses and the capital expenses in their report on the financial statements for the year period ended October 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

As required under the Exchange Act, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report, being July 31, 2010. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our company. Disclosure control and procedures are the controls and other procedures that are designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC.

Our management has concluded, based on their evaluation, that as of July 31, 2010, as the result of the material weaknesses described below, our disclosure controls and procedures were ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

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

As a result of the existence of these material weaknesses as of July 31, 2010, management has concluded that we did not maintain effective internal control over financial reporting as of July 31, 2010.

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

ITEM 1A. RISK FACTORS.

Not applicable, as we are a smaller reporting company.

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

On August 11, 2010, the Company authorized the total issuance of 1,100,000 shares of its restricted common stock to Access Alternative Group S.A. and/or assigns at its sole discretion pursuant to a consulting agreement with the Company.

b)     Share Purchase Warrants

The Company’s share purchase warrant activity for the period from March 16, 2006 (inception) to July 31, 2010 is as follows:

ITEM 5. OTHER INFORMATION (continued)

			WEIGHTED
		WEIGHTED	AVERAGE
	NUMBER	AVERAGE	REMAINING
	OF	EXERCISE	CONTRACTUAL
	WARRANTS	PRICE	LIFE

Balance, March 16, 2006 through October 31, 2009	-	$-	-

Granted during the period
January 21, 2010	12,000,000	0.15
January 21, 2010	12,000,000	0.20
January 21, 2010	8,888,888	0.0001

Balance, July 31, 2010	32,888,888	$0.13	29.75 months

The following table provides certain information with respect to the above share purchase warrants that are outstanding and exercisable at July 31, 2010:

EXERCISE	WARRANTS	WEIGHTED
PRICES	OUTSTANDING	AVERAGE
	AND	REMAINING
	EXERCISABLE	CONTRACTUAL
		LIFE

$ 0.15	12,000,000	29.75 months
$ 0.20	12,000,000	29.75 months
$ 0.0001	8,888,888	29.75 months

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
Daniel A. Carr
President, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting
Officer and Principal Financial Officer)

Date:	September 17, 2010