Form 10-K
period 2010-10-31
Mount Knowledge Holdings, Inc.
filed 2011-02-14
CIK 1397951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to________________

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

Yes [ ]         No [ X ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 97,800,226 shares of common stock as of February 11, 2011.

Revenues for year ended October 31, 2010: $ 0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 11, 2011, was: $9,071,865.00

Documents Incorporated by Reference: None.

MOUNT KNOWLEDGE HOLDINGS, INC.

FORM 10-K
For the Year Ended October 31, 2010

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

PART I

Forward-Looking Statements

This Annual Report on Form 10-K may contain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, words such as “may,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “anticipate,” “believe,” “goal,” “plan,” “intend,” “estimate” “continue” or the negative of or other variation on these and similar other expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-K and in other places, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, our future performance and operating results, our future operating plans, our liquidity and capital resources and our legal proceedings. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. Many factors, including those listed in “Item 1A. - Risk Factors” below, could cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements.

ITEM 1.          BUSINESS

ORGANIZATION SINCE INCORPORATION

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

On January 21, 2010, the Company executed a new exclusive Master Software License Agreement with Mount Knowledge Inc., a corporation owned by the Company’s founder and present Chairman and director based in Ontario, Canada, wherein the Company was granted the exclusive world-wide license rights to promote, market and sell any and all of Mount Knowledge Inc.’s products, both existing and future. These existing products consist of patent pending “Real Time Learning and Self Improvement Educational System and Method” software application referred to as “Syntality.” The Agreement supersedes the Master Product License Agreement executed on or before July 27, 2009 and provides updated terms and conditions, including, but not limited to new definitions of duties, responsibilities and costs to be borne by the respective parties.

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

On January 25, 2010, the Company filed an amendment and restatement to its Articles of Incorporation with the State of Nevada, which were approved by the Board of Directors on October 20, 2009 by written consent in lieu of a special meeting in accordance with the Nevada Corporation Law, changing its name to Mount Knowledge Holdings, Inc. and increasing the number of authorized common and preferred shares to 200,000,000 and 100,000,000, respectively.

On October 5, 2010, the Company executed a definitive agreement (the “Definitive Agreement”), between the Company, on the one hand, and The Language Key Training Ltd., a British Virgin Islands Corporation, Dirk Haddow, Mark Wood, Chris Durcan and/or Jeff Tennenbaum, on the other (collectively the “LK Sellers”) to purchase approximately ninety-five (95%) percent or more of the beneficial ownership of ordinary shares and preferred shares in Language Key Asia, a Hong Kong corporation and a provider of corporate training solutions in Asia through its operational subsidiaries consisting of Language Key Publishing Ltd (Hong Kong) and Language Key Corporate Training Solutions Ltd. (Hong Kong), which owns and operates The Language Key Training Ltd (Hong Kong) and The Language Key China Ltd (China), (collectively, "Language Key"), along with other additional considerations. The Company facilitated the Language Key transaction by the formation of Mount Knowledge Asia Ltd., domiciled in Hong Kong (“MTK Asia”), owned 100% by the Company, which purchased 100% ownership of Language Key Asia Ltd on behalf of the Company.

On October 29, 2010, the Company entered into Amendment No. 1 to Definitive Agreement ("Amendment No. 1" and, together with the Definitive Agreement, the “Amended Definitive Agreement”) with the LK Sellers. Under the Amendment, the Definitive Agreement was modified to reflect a new closing date of December 31, 2010, or such later date as shall be mutually agreed upon by the Company and the Sellers. Section 5.1 of the Definitive Agreement previously provided that the closing date would be October 31, 2010, or such later date as shall be mutually agreed upon by the Company and the Sellers. In addition, Sections 3.3. , 3.4 and 3.5 of the Definitive Agreement was modified as follows: (i) Section 3.3 of the Definitive Agreement has been modified to reflect that the License Revocation/Release Agreement and the Assignment Agreement referenced therein shall be drafted and executed on or before December 31, 2010 (the Definitive Agreement previously provided that such agreements would be drafted and executed on or before October 31, 2010); (ii) Section 3.4 of the Definitive Agreement was modified to reflect that the date on which the first royalty payment of $5,481.33 due to Foxglove International Enterprises Ltd. shall be due on or before December 31, 2010 (the Definitive Agreement previously provided that the first payment was due on or before October 31, 2010); and (iii) Section 3.5 of the Definitive Agreement was modified to reflect that the content licensing agreement referenced therein shall be drafted and executed on or before December 31, 2010 (the Definitive Agreement previously provided that such agreement would be drafted and executed on or before October 31, 2010). The modifications were required in order to timely complete certain regulatory compliance requirements of one or more of the entities represented in the Definitive Agreement prior to a closing.

On December 27, 2010, the Company and MTK Inc. entered into a Master License Cancellation Agreement (the “Master License Cancellation Agreement”) pursuant to which the parties thereto jointly agreed to terminate, effective immediately, the Original Agreement executed on January 21, 2010. The Company did not incur any early termination fees or penalties in connection with the termination of the Original Agreement. As a result, the Original Agreement was no longer needed and the parties thereto agreed to cancel it.

On December 28, 2010, the Company entered into an Intellectual Property Purchase Agreement (the “IP Purchase Agreement”) with Erwin Sniedzins, the Chairman of the Company’s Board of Directors, and Ucandu Learning Centres Inc., an Ontario corporation founded and controlled by Mr. Sniedzins (“Ucandu” and, together with Mr. Sniedzins, the “Ucandu Sellers”), pursuant to which the Ucandu Sellers sold that certain software commonly referred to between the parties as the “Real-Time Self Learning Systems” (the “Software”), including all copyrights, patents, trademarks, service marks and trade secrets therein (collectively, with the Software, the “Intellectual Property”) to the Company. The Company previously licensed the Intellectual Property from Mount Knowledge Inc., a sales and marketing entity founded and controlled by Mr. Sniedzins (“MTK Inc”), pursuant to a Master Software License Agreement (the “Original Agreement”) dated January 21, 2010 between the Company and MTK Inc. Pursuant to the IP Purchase Agreement, the Company acquired the Intellectual Property and as a result, the Original Agreement was no longer needed.

On December 28, 2010, the Company entered into an Independent Contractor Agreement (the “Independent Contractor Agreement”) with Ucandu pursuant to which the Company engaged Ucandu to provide sales and marketing and technology services to the Company. As compensation for such services, the Company shall pay Ucandu an aggregate of $432,000 in equal monthly payments of $12,000 per month on the first business day of each month, which such payments commenced on January 3, 2011. The term of the Independent Contractor Agreement commenced upon execution of the agreement and shall continue in full force and effect through December 31, 2013. The agreement may only be extended thereafter by mutual agreement of the parties. The Company may terminate the agreement at any time upon 30 days written notice. The Company may terminate the agreement, effective immediately; with “Cause” as such term is defined in the agreement. If the Company terminates the agreement without cause on or before December 31, 2011, Ucandu will continue to receive monthly payments of $12,000 for the period of time between the date on which the agreement was terminated and December 31, 2011 and for the eight months thereafter.

If the Company terminates the agreement without cause after December 31, 2011, Ucandu will continue to receive monthly payments of $12,000 for the period of time that is the lesser of (i) eight (8) months after the termination date or (ii) the period of time between the termination date and the end of the term of the agreement.

On December 28, 2010, the Company entered into an Option Agreement (the “Option Agreement”) with Ucandu pursuant to which Ucandu granted to the Company an option (the “Option”) to purchase 510,000 shares of common stock of Mount Knowledge Technologies, Inc., an Ontario corporation (f/k/a 1827281 Ontario Inc.) (“MTK Tech”), from Ucandu. MTK Tech was formed on June 18, 2010 and is jointly owned by Ucandu, which currently holds 51% of MTK Tech’s common stock, and the Company, which currently holds the remaining 49% of the MTK Tech common stock. The shares of MTK Tech’s common stock underlying the Option represent all of the shares of MTK Tech’s common stock held by Ucandu as of December 28, 2010.

On December 31, 2010, the Company entered into Amendment No. 2 to Definitive Agreement (“Amendment No. 2”) with the LK Sellers. Amendment No. 2 further amended the Amended Definitive Agreement as follows:

•	Exhibit A of the Amended Definitive Agreement was replaced with an amended form of subscription agreement.

•

Section 3.1 of the Amended Definitive Agreement was amended and restated in its entirety to read as follows: “Share Exchange. The Parties agree that LK Asia shall have the right to purchase from the Sellers a total of Three Hundred Twenty-Five Thousand Seven Hundred Ten (325,710) Ordinary A Shares of the LK Asia (the “LK “A” Shares”), owned and held by the Sellers, for a purchase price determined at Closing and paid in the form of a share exchange of a total of One Million Eight Hundred Thousand (1,800,000) Shares of common stock of the Mount Knowledge Holdings, Inc. (the “MKHD Shares”), in accordance with the terms and conditions of the Share Exchange Agreement, attached hereto as Exhibit B (the “Share Exchange Agreement”).”

•

Section 3.2 of the Amended Definitive Agreement was amended and restated in its entirety to read as follows: “Stock Issuance. Company agrees to, by applicable corporate resolution, issue to LK Asia and/or its assigns at Closing a total of four hundred eighty thousand (480,000) shares of the Common Stock (the “MKHD Shares”) of Mount Knowledge Holdings, Inc. at a par value ($0.001 per share), subject to a twelve (12) month sale restriction from the date of issuance (the “Additional Sale Restriction”). The beneficial holder(s) of said MKHD Shares shall execute a letter of acknowledgment of said Additional Sale Restriction upon the issuance of and prior to the receipt of said MKHD Shares. The purpose for the issuance of the MKHD shares by Company is to provide certain employee stock incentives (signing bonus) for key management personnel of LK Asia. LK Asia shall provide Company with a written notice within ten (10) business days from the date of Closing with clear stock issuing instructions, including a list of names, addresses, passport or other applicable identification numbers and the amounts of each share certificate to be issued.”

•

Section 3.2 of the Amended Definitive Agreement was further amended by eliminating references therein to Exhibit C, the Stock Purchase Warrant Agreement. Likewise, Exhibit C was eliminated from the Amended Definitive Agreement.

•

Section 3.3 of the Amended Definitive Agreement was amended and restated in its entirety to read as follows: “License Revocation and Assignment. Sellers shall cause the cancellation of the trademark licensing royalty agreement (the “Royalty Agreement”) with Foxglove International Enterprises Ltd, a British Virgin Islands Corporation (the “Licensor”) as set forth in the executed license revocation and release deed agreement dated December 31, 2010, attached hereto as Exhibit D (the “License Revocation and Release Deed Agreement”), in exchange for a cash payment from LK Asia in the amount of Thirty-Three Thousand Four Hundred Eighty and No/100 Dollars (USD $33,480.00), due and payable to Foxglove International Enterprises Ltd. (BVI) on the Closing Date, including the assignment to LK Asia the full and unencumbered rights to the “Language Key” name, trademarks, service marks, and any other intellectual property rights owned by Licensor with no limitations and free and clear any claims against LK Asia, and/or its operation subsidiaries, now or in the future, as set forth in the executed assignment agreement dated December 31, 2010, attached hereto as Exhibit E (the “Assignment Deed Agreement”), in exchange for a cash payment from LK Asia in the amount of Thirty-Three Thousand Four Hundred Eighty and No/100 Dollars (USD $33,480.00), due and payable to Foxglove International Enterprises Ltd. (BVI) on the Closing Date.”

•

Section 3.4 of the Amended Definitive Agreement was amended and restated in its entirety to read as follows: “Payment of Royalties Owed. The Parties agree that Foxglove International Enterprises Ltd. a BVI company (the “Licensor”) shall be entitled to receive royalty payments (the “Royalty Payments”) from Language Key Training Solutions Ltd, formerly known as The Language Key Training Ltd., a Hong Kong corporation (a subsidiary of LK Asia), for fiscal years 2008 and 2009 in the amount of Sixty-Five Thousand Seven Hundred and Seventy-Six Dollars (USD $65,776), due and payable in twelve (12) equal payments of Five Thousand Four Hundred Eighty-One and 33/100 Dollars (USD $5,481.33) in the form cash payments (wire transfer), with the first payment due on or before December 31, 2010 and subsequent monthly payments thereafter as set forth in an executed promissory note, attached hereto as Exhibit F (the “LK Promissory Note”). This amount shall be recorded as a current liability due to related parties on the balance sheet of Language Key Training Solutions Ltd. until paid in full.”

•

Section 3.5 of the Amended Definitive Agreement was amended and restated in its entirety to read as follows: “Use of Existing Training Content. The Parties agree that The Language Key Ltd. (a BVI company) and/or its successor company would be granted a licensing right to use, rework, and/or publish certain existing training content (excluding, content which would be development from the date of this Agreement) owned and held by The Language Key Training Ltd. (a Hong Kong company) and/or its successor company for a term of eighty-eight (88) years, the terms and conditions set forth in the executed content licensing agreement dated December 31, 2010, attached hereto as Exhibit G (the “LK Existing Content Licensing Agreement”).”

Subscription Agreement

In connection with the closing under the Definitive Agreement among the Company and the Sellers dated as of October 5, 2010, as amended by Amendment No.1 and Amendment No.2 (the “Definitive Agreement”), on December 31, 2010, the Company and Mount Knowledge Asia, Ltd., its wholly-owned subsidiary (“MTK Asia”), entered into a subscription agreement (the “Subscription Agreement”) with Language Key Asia, Ltd. (“LK Asia”) for the purchase by the Company or MTK Asia of 10,000,000 shares of ordinary B stock of LK Asia for an aggregate purchase price of $1,000,000 (the “Purchase Price”). Such shares were delivered at the closing and the Purchase Price is payable as follows:

•	A payment in the amount of $75,000 is due and payable on or before December 31, 2010;

•	A payment in the amount of $75,000 on or before January 15, 2011;

•	A payment in the amount of $200,000 on or before February 15, 2011;

•	A payment in the amount of $125,000 on or before March 15, 2011; and

Seven (7) equal payments of $75,000 payable on first day of each month beginning on or before April 15, 2011.

If the Company defaults on a payment, and fails to cure such default within sixty (60) days from the date of such default, LK Asia is entitled to liquidated damages in the amount of $500 per day for each and every day the Company is in default after the sixtieth (60th) day until such default has been cured. If the default is not cured within ninety (90) days from the date of default, then the Company shall forfeit the right to vote the shares subscribed for and received until the default has been cured. If the default is not cured, along with any other outstanding amounts owed to LK Asia, on or before the date in which the final payment is due and payable then LK Asia shall have the right to rescind the subscription and any and all shares of ordinary B stock received by the Company or MTK Asia, as the case may be, shall be cancelled.

Share Exchange Agreement

In connection with the closing under the Definitive Agreement, on December 31, 2010 the Company and MTK Asia entered into a share exchange agreement (the “Share Exchange Agreement”) with the Sellers pursuant to which the Sellers sold an aggregate of 325,710 shares of ordinary A stock of LK Asia (the “LK Asia Shares”) to the Company in exchange for an aggregate of 1,800,000 shares of the Company's common stock.

Promissory Note

In connection with the closing under the Definitive Agreement, on December 31, 2010 LK Asia executed a promissory note (the “Promissory Note”) in the principal amount of $65,776 (the “Principal Amount”) in favor of Foxglove International Enterprises Ltd. (“Foxglove”) in satisfaction of certain royalty payments owed by The Language Key Training, Ltd., a Hong Kong company and an indirect, wholly owned subsidiary of LK Asia (the “HK Subsidiary”), to Foxglove for fiscal years 2008 and 2009.

The Principal Amount is payable in cash in twelve equal monthly installments. LK Asia may prepay, in whole or in part, the Principal Amount, without payment of any premium or penalty. In addition, LK Asia has a right to set-off and/or apply any and all amounts owed to it, its subsidiaries and affiliates by Foxglove, its subsidiaries and affiliates pursuant to any agreement or arrangement between LK Asia and Foxglove and/or their respective subsidiaries and affiliates, against any all amounts owed by LK Asia to Foxglove under the Promissory Note.

As described in Item 2.01 hereof, as a result of the completion of the transactions contemplated by the Definitive Agreement, the Company, through its wholly-owned subsidiary, MTK Asia, owns 100% of the ordinary shares of LK Asia.

Licensing Agreement

In connection with the closing under the Definitive Agreement, on December 31, 2010 LK Asia and LK BVI entered into a licensing agreement pursuant to which LK Asia granted to LK BVI the right to use, rework and/or publish certain existing training content developed prior to December 31, 2010 owned and held by LK Asia for a term of 88 years.

As described in Item 2.01 hereof, as a result of the completion of the transactions contemplated by the Definitive Agreement, the Company, through its wholly-owned subsidiary, MTK Asia, owns 100% of the ordinary shares of LK Asia.

On December 31, 2010, the Company entered into a Definitive Agreement (the “Agreement”) with MTKUSA and Birch First Advisors, LLC (“Birch First”) pursuant to which the Company acquired 11,166,690 shares (the “MTKUSA Common Shares”) of common stock, par value $0.0001 per share, of MTKUSA (“MTKUSA Common Stock”) and 8,888,888 shares (the “MTKUSA Series A Shares”, together with the MTKUSA Common Shares, the “MTKUSA Securities”) of Series A Convertible Preferred Stock (“MTKUSA Series A Preferred Stock”), par value $0.0001 per share, of MTKUSA. In exchange for the MTKUSA Securities, the Company issued 11,166,690 shares (the “Company Common Shares”) of its common stock, par value $0.0001 per share (the “Company Common Stock”) and 8,888,888 shares (the “Company Series A Shares”) of its Series A Convertible Preferred Stock, par value $0.0001 per share (the “Company Series A Preferred Stock”), together with the Company Common Shares and the Company Series A Shares, the “Company Securities”). The Agreement includes representations and warranties and other provisions customary for a transaction of this nature. The Company filed a certificate of designation with the State of Nevada designating the rights and preferences of the Company Series A Preferred Stock on February 4, 2011 and issued the Company Series A Shares to Birch First on the same date.

Company Overview

The Company is a global provider of innovative and proprietary learning products and training solutions. As a holding company of educational corporate training, language learning and technology development companies, the Company currently has offices in 7 major cities in the US, Canada, Hong Kong and Mainland China.

The Company has developed a suite of market specific “real-time self learning” software applications for both corporate and consumer markets worldwide

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

Corporate Structure

The Company is a holding company that was established for purpose of acquiring and operating market-leading global educational corporate training, language learning and technology development companies. The following sets forth our corporate structure.

On October 19, 2010, the Company formed Mount Knowledge Asia Ltd, a Hong Kong corporation (wholly owned by Company) for the purposes of facilitating the acquisition of Language Key Asia Ltd and to acquire other Business-to-Business (B2B) and Business-to-Consumer (B2C) business interests throughout Asia.

On December 29, 2010, the Company acquired 49% of the ownership interest in Mount Knowledge Technologies Inc. (formerly known as 1827281 Ontario Inc.) formed on June 16, 2010 as a technology development company to oversee new technological advancements of the Company’s Intellectual Property acquired on December 29, 2010. Ucandu Learning Centres Inc, a company owned by Erwin Sniedzins, the Company’s chairman and director, owns the remaining 51% of Mount Knowledge Technologies Inc. The ownership structure of Mount Knowledge Technologies Inc. enables it to seek small business development incentive programs and other private and public research initiatives available in Canada.

On December 31, 2010, the Company acquired 54% ownership interest in MTKUSA (and, as a fund raising vehicle while Company completed certain regulatory filings - May 2010) to support initial sales efforts in the US, Canada and China, including continued software development until June 2010.

On December 31, 2010, the Company acquired, via Mount Knowledge Asia, 100% ownership of Language Key Asia Ltd., a Hong Kong corporation formed in October 2010 as a holding company for ownership interests in Business-to-Business operations in Asia. Language Key Asia Ltd currently owns and operates several corporate training subsidiaries in Hong Kong and Mainland China and a content provider in Hong Kong.

Established in 1994 and headquartered in Hong Kong, Language Key Asia Ltd is a provider of corporate training solutions in Asia through its operational subsidiaries consisting of Language Key Publishing Ltd (Hong Kong) and Language Key Corporate Training Solutions Ltd. (Hong Kong), which owns and operates The Language Key Training Ltd (Hong Kong) and The Language Key China Ltd (China), (collectively, "The Language Key"). The following chart sets forth the structure of Language Key Asia Ltd:

Language Key provides custom-tailored Business English and Communications Skills courses, Soft Skills workshops, Executive Coaching and other related services to public and private sector clients, including government entities in Hong Kong and Mainland China and Fortune 500 corporations.

As of the date of this filing, Language Key employs approximately 52 full-time employees, as well as 38 part-time trainers in Hong Kong, Shanghai, Beijing, and Guangzhou, China.

Vision and Mission

The vision of the Company is to develop learning platforms, which will accelerate the transfer of “information into knowledge”.

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

The Company’s primary goal is to target the 1.3 billion Chinese population followed by other countries with a significant population seeking to learn the English language..

We believe that both markets offer significant opportunities:

  Global learning software market growing at a 15% to 30% year-over-year*
  Expected to exceed $52.6 billion by year end 2010*
  Asian market expected to reach CAGR of 25% to 30% through 2010*
  China’s English language learning industry is estimated at $5.6B in 2010 with potential significant growth over the coming decade*

* Source: China Education Yearbook, Deutsche Bank Research 2010

Product Summary

The Company’s product line currently consists of the products discussed below which are intended for sale to both consumer and business markets.

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

Product Description and Features

Knowledge Generator™ was developed with various software user-interface enablers and interactive tools to promote the utilization of the user’s senses during the learning process; to see (visualize), listen, compose, speak, reply and interact and react to information by keyboard touch, sound and voice.

Knowledge Generator™ addresses learning needs of students from preschool to college and throughout their adult continued education learning cycle. KG assists students learning needs from one phonetic sound to complete pronunciation of phrases, from learning one word to understanding and writing complete sentences, from listening to speaking and comprehension, etc.

Users can import, in various formats (i.e. word document, RTF, Internet documents, etc.), virtually textual content or subject they want to learn and the Knowledge Generator™ software application tools will automatically create interactive subject based learning or skills training lessons, tests and subsequently, scores.

The Company’s product line consists of a proprietary core technology that allows for textual information to be converted into a multi-purpose learning experience with automatically generated interactive lessons, exercises, tests and scores. The software application has more than 240 interactive enabling learning tools that allow users to transform “information into knowledge” quickly, providing an interactive and dynamic alternative to traditional passive (rote) learning methods.

Growth Strategy

We believe the Company is well positioned to become the standard for accelerated learning products and training services. The Company has a four-part strategy for growth:

  Accelerated Acquisition Strategy – acquiring approximately one or more acquisition target entities before year-end 2011, subject to market conditions, suitable acquisition targets, and available financing. The Company will first target the vast English learning China market and other Asian territories in 2011, with a long-term vision of expanding into other world markets in 2012.

  Learning Centers and Schools - providing co-marketing and partnership licensing of language learning products and services to existing learning centers and schools in China and throughout Asia offering students the latest in interactive learning technology to create an exceptional educational experience and value to each student.

  English Language Learning / Training - providing language learning and training services to major corporations, schools and government offices with a blended approach of on-site training and the use of Mount Knowledge software to provide online tools and custom content development in a licensing revenue model (B2B and B2C).

  Web-based Applications - providing browser-based and mobile software applications to allow online connectivity (e-portal) to Mount Knowledge™ learning tools and to foster interaction among users (online community).

Sales and Marketing Overview

The Company’s sales and marketing strategy combines direct sales and service-based sales techniques.

In certain markets, one-on-one training and product sales in corporately owned or partnered learning centers or schools in conjunction with a monthly residual “web-based” business model and/or a direct internet sales and marketing approach may be the most cost-effective and efficient method.

In addition, we expect that marketing channel alliances will play a significant role in our Company’s sales strategy, capitalizing on existing marketing and distribution channels. However, our Company’s long-term strategy is to maximize all sales and marketing channels available, including corporate and direct consumer alliances and co-marketing channels.

Revenues

The Company anticipates generating revenues from the marketing and sale of the Company’s learning products and services. Management foresees the primary source of our revenues in 2011 to come primarily from the sale of its products and services in US, Canada, China and Hong Kong.

Milestones

Our milestones and objectives over the next 12 months are significantly dependent on various factors which the Company may or may not be in control of, including, but not limited to: (a) obtaining adequate financing to sustain and expand our operations; (b) ability to identify suitable acquisition targets; (c) acquiring synergistic business operations to accelerate revenue growth; (d) ability to develop new partnerships and distribution channels in China; (e) launching new marketing and sales strategies; (f) completing market-specific product enhancements; (g) creating new B2B applications, (h) generating adequate cash flow from the sales of the Company’s products and services to sustain its operations.

Our plan of operations for the next twelve months is to complete the objectives described under the heading “Management’s Discussion and Analysis or Plan of Operations”.

Capital & Uses of Proceeds

Capital Needs

To implement our plan of operations, we will need to continue to raise capital in an amount between $2.5 to $5.0 million in equity from restricted stock sales or other acceptable financing vehicles over the 6 month period beginning in the first quarter of 2011 on terms and conditions to be determined. Management may also elect to seek subsequent interim or “bridge” financing in the form of debt as may be necessary.

We anticipate the need to raise additional capital beyond the first 6 months of operations, subject to the successful implementation of our initial milestones over the first 180 days of operations and our revenue growth cycle thereafter. At this time, management is unable to determine the specific amounts and terms of such future financings.

Proceeds

We foresee the proceeds from capital raised to be allocated as follows: (a) consolidation and integration; (b) growth capital; (c) acquisition research and due diligence; (d) business enterprise applications; (e) product enhancements, membership programs and technology partners; (f) new business development and marketing; (g) legal, audit, SEC filings and compliance fees; (h) financing costs; (i) working capital (general and administrative); (j) reserve capital for costs of acquisition and market expansion.

Competition

Competition Overview

The Company conducts its business in an environment that is highly competitive and unpredictable. The Company has identified at least 20 other companies and/or products that compete directly in the same educational/learning market. Its competition may have considerable financial resources at their disposal, which could facilitate their access to the market under more favorable terms than the Company and could allow them faster market penetration. Each of our competitors has existing marketing campaigns, fully developed products and an established customer base, to varying respective degrees.

Competitive Analysis

The following table outlines some of the competition to the Knowledge Generator™ product line presently in the market*:

COMPANIES	COMMENTS
ETS (English Testing System)	TOEFL test generators
New Oriental	TOEFL prep in China
KAPLAN	TOEFL prep, SAT, LMAT
PRINCETON	Franchises, Web, Books
SYLVAN LEARNING CTRE	After school tutoring
HOME SCHOOLING	1.1 Million Home Schooling
ROSETTA STONE	Languages – 6 M + users
KURZWEIL	Spec Ed
INSPIRATION	25 M users
PREDICTION	Writing
AUTOSKILLS	625,000 Users
WHITESMOKE	Writing
VOCABSTER	Spelling Bee & Vocabulary
RIVERDEEP	Bought Houghton $5B
Tell Me More Premium	ESL
AURORA SYSTEMS	Writing & Speech
EVELYN WOOD	Speed Reading

* The chart above represent comparisons of other companies offering a similar product or services to that of the Company during 2010 and may not be an accurate depiction of their products and services offerings for 2011.

Employees

Currently, we have only approximately 64 employees in the Company, including employees in US, Canada, China and Hong Kong. In Company, as the parent, we only have three employees, all of which are Officers and Directors of the Company:

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

Subsidiaries

We have one wholly owned subsidiary; Language Key Asia Ltd, a Hong Kong holding company (corporate language training, publishing and technology), a controlled (54%) subsidiary; Mount Knowledge USA, Inc., a Nevada corporation (sales and marketing company - language learning).

In the addition, Language Key Asia Ltd has two subsidiaries; Language Key Corporate Training Solutions Ltd, a Hong Kong corporation (corporate training management holding company), which owns 100% The Language Key Training Ltd., a Hong Kong corporation and The Language Key China Ltd, a Wholly Owned Foreign Entity (WOFE) in Mainland China. Language Key Asia Ltd also owns 100% of Language Key Publishing Ltd, a Hong Kong corporation (publishing).

Separately, we own 49% of Mount Knowledge Technologies Inc., an Ontario, Canada Corporation (technology research and development).

Intellectual Property

On December 28, 2010, we entered into an Intellectual Property Purchase Agreement (the “IP Purchase Agreement”) with Erwin Sniedzins, the Chairman of the Company’s Board of Directors, and Ucandu Learning Centres Inc., an Ontario corporation founded and controlled by Mr. Sniedzins (“Ucandu” and, together with Mr. Sniedzins, the “Sellers”), pursuant to which the Sellers sold that certain software commonly referred to between the parties as the “Real-Time Self Learning Systems” (the “Software”), including all copyrights, patents, trademarks, service marks and trade secrets therein (collectively, with the Software, the “Intellectual Property”) to the Company.

The Company previously licensed the Intellectual Property from Mount Knowledge Inc., a sales and marketing entity founded and controlled by Mr. Sniedzins (“MTK Inc”), pursuant to a Master Software License Agreement (the “Original Agreement”) dated January 21, 2010 between the Company and MTK Inc. Pursuant to the IP Purchase Agreement, the Company acquired the Intellectual Property and as a result, the Original Agreement was no longer needed.

The purchase price (the “Purchase Price”) for the Intellectual Property is payable in two installments. The amount of the first installment is based upon a post-closing appraisal of the value of the Intellectual Property as of December 28, 2010. Specifically, within six (6) months after December 28, 2001, the Company shall select, in its sole discretion, an independent appraiser or auditor to conduct an evaluation and appraisal of the book value of the Intellectual Property as of December 28, 2010 (the “Closing Date Appraised Value”).

The amount of the first installment (the “First Payment Amount”), which is due on the first anniversary of December 28, 2010 (the “First Anniversary Date”), shall be determined as follows:

(i)	in the event that the Closing Date Appraised Value is equal to or greater than $2,047,339.20 (the “Target Value”), the First Payment Amount shall be an amount equal to $1,023,669.60;

(ii)

in the event that the Closing Date Appraised Value is less than the Target Value but greater than $1,000,000 (the “Threshold Value”), the First Payment Amount shall be equal to the Closing Date Appraised Value less the Threshold Value; and

(iii)	in the event that the Closing Date Appraised Value is less than the Threshold Value, the First Payment Amount shall be equal to zero.

In lieu of a cash payment, the Company may elect to pay all or part of the First Payment Amount in shares of its common stock based on a price per share equal to the closing bid price of the Company’s common stock on the trading date that immediately precedes the First Anniversary Date. The second installment is payable on the second anniversary of December 28, 2010 by delivery of 2,500,000 shares of the Company’s common stock to the Sellers.

In the event of an “Acceleration Event,” as defined in the IP Purchase Agreement, the then-outstanding portion of the Purchase Price, if any, through the date of such event, shall become, at the Sellers’ election in writing to the Company, immediately due and payable. The IP Purchase Agreement contains customary warranties and representations and indemnification and confidentiality provisions and provides that the Sellers are subject to noncompetition and noninterference covenants.

Patents, Trademarks, and Copyrights

We are dependent on the ability to maintain protection of current and future intellectual property, patents, trademarks, and/or copyrights owned by the Company.

Our current intellectual property includes the “Real Time Learning and Self Improvement Educational System and Method™, also referred to as the Real-Time Self Learning Systems™” learning and training method as set forth in the U.S. Provisional Patent Application No. 60/807,028, initially filed on or about July 11, 2006 in the name of Erwin E. Sniedzins, with an updated Utility Patent Application executed on or about June 27, 2007 as set forth Utility Patent Application Transmittal filed on or about July 5, 2007 as set forth in the United States Patent and Trademark Office confirmation receipt dated July 25, 2007, including but not limited to, any and all related computer code, including any and all software products and services derived from said learning and training method and related computer code (e.g. Knowledge Generator™, Examatar™, and Syntality™ learning products and services), existing now or in the future, along with all trademarks, trade names (e.g. Mount Knowledge, Knowledge Generator™, KG™, Examatar™, Syntality™), technology know-how, marketing materials, owned jointly and severally by UCANDU Learning Centres, Inc., corporately and/or Erwin Sniedzins, personally and individually and/or assigned to or used by Mount Knowledge Inc. and/or any other third-party prior to the execution of this Agreement.

The Company does not require it to obtain any patents for the products developed and owned by Company in order for it to market and sell the products as contemplated, nor does it anticipate any adversity in its ability to generate revenues if such patents are not obtained in the future. However, the approval of one or more patents of the products developed and owned by Company may increase its competitive advantage in the marketplace in terms of proprietary features, functions, and overall value proposition to the customers we intend to serve.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2.      PROPERTIES.

Executive Offices

The Company’s executive office is located at 39555 Orchard Hill Place, Suite 600, Novi, Michigan 48375, including an offsite office location for the Company’s books and records. However, management anticipates the need for the Company to move their executive offices within the next (12) months to accommodate additional staff members. The increased costs of such new executive offices are currently unknown. We do not own any real property.

Our Asian regional headquarters (Mount Knowledge Asia Ltd / Language Key Asia Ltd) is located at 10/F, China Merchants Commercial Building, 15-16 Connaught Road West, Sheung Wan, Hong Kong. In addition, the Company has a technology research and development (Mount Knowledge Technologies Inc.) office at 150 Consumers Road, Suite 202, Toronto, Canada M2J 1P9, including shared space for the Company’s sales and marketing support operations in US, Canada and China.

ITEM 3.      LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.      RESERVED.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are quoted on the Over-The-Counter Bulletin Board under the trading symbol “MKHD.OB”. Our shares have been quoted on the Over-The-Counter Bulletin Board since October 3, 2007. We began to trade our shares of common stock on May 25, 2010 with an open share price of $.50. For the periods ending July 31, 2010, October 31, 2010, January 31, 2011, we had a per share price high of $.25 and a low of $.20, high $.17 and a low of $.15, high of $.25 and a low of $.20, and high of $.23 and a low of $.18, respectively,

Our transfer agent is Island Stock Transfer, of 100 2nd Avenue, S, Suite 104N, St. Petersburg, FL 33701; telephone number 727.289.0010; facsimile: 727.289.0069.

Holders of our Common Stock

As of October 29, 2010, there were 23 registered stockholders holding 86,633,536 shares of our issued and outstanding common stock after (a) the re-purchase of 110,000,000 shares of the Company’s common stock, (b) the commencement of a 22 for 1 forward stock split (the “Forward Split”) of the Company’s previous total of 8,887,888 issued and outstanding common stock, and (c) the issuance of 1,100,000 shares of restricted stock for services rendered by a contractor to the Company.

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

Recent Sales of Unregistered Securities

On July 27, 2009, we completed a private offering of 6,058,536 shares of our common stock at a price of $0.00046 per share to a total of eleven (11) purchasers for total proceeds of $2,753.88. Also on July 27, we completed a private offering of 33,000,000 shares of our common stock at a price of $0.011 per share to Birch First Trust for total proceeds of $37,500. We completed these offerings pursuant to Rule 506 of Regulation D of the Securities Act.

Also on January 21, 2010, we issued a series of Stock Purchase Warrant Agreements for the purchase of a certain numbers of shares of the Company’s Common Stock. The Stock Purchase Warrant Agreements were executed in order to arrange for necessary future financings of the Company to execute on its business plan as set forth in the Post Effective Amendment, which was effective as of September 28, 2009. The Company completed issuance of the above referenced Warrants was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 27, 2009, we completed a private offering of 33,000,000 shares of our common stock at a price of $0.0011 per share to Birch First Trust, an affiliate to the Company controlled by Pier S. Bjorklund, an advisor to the Company, for total proceeds of $37,500. We completed these offerings pursuant to Rule 506 of Regulation D of the Securities Act.

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

Company Overview

The Company is a global provider of innovative and proprietary learning products and training solutions. As a holding company of educational corporate training, language learning and technology development companies, the Company currently has offices in 7 major cities in the US, Canada, Hong Kong and Mainland China.

The Company was established for purpose of acquiring and operating market-leading global educational corporate training, language learning and technology development companies.

The Company has developed a suite of market specific “real-time self learning” software applications for both corporate and consumer markets worldwide. The Company’s technology stems from an interactive and visual learning system referred to as Syntality™ integrated into a core application known as the “Knowledge Generator™”.

For more details on the Company and its operations, please refer to “Organization Since Incorporation” and “Company Overview” sections in Item 1. Business section, hereinabove in this filing.

Plan of Operations

Over the 12-month of 2011, we must raise capital and complete certain milestones as described below:

Milestones

The Company anticipates the completion of the following objectives over the next 12 months, beginning in the first quarter of 2011:

First 180 Days of Operations (Administrative).

In the first 180 days of operations, beginning in the first quarter of 2011, our primary focus will be to complete necessary administrative functions and consolidations from recent acquisitions, obtain new financing and acquire certain existing marketing and sales agreements in order to properly position the Company execute its business plan. These proposed objectives are as follows:

1.

Consolidation of Operations and Integration of Recent Acquisitions. On December 31, 2010, the Company acquired 100% ownership of Language Key Asia Ltd and its operational subsidiaries in Hong Kong and China. In addition, the Company acquired 54% ownership interest of Mount Knowledge USA, Inc. in the US. Lastly, the Company acquired 49% of Mount Knowledge Technologies Inc. in Canada. As a result of these recent transactions, the Company now has operations in Novi, Michigan, Toronto, Canada, Hong Kong, Beijing, Guangzhou, Shanghai and Shenzhen, China. Additionally, the audit financial statements for each acquisition are required to be filed in one or more amendments to the Current Report on Form 8-Ks filed for each acquisition no later than 71 days after the date on which the Current Report on Form 8-Ks were required to be filed. The preparation of the audited financials and the integration of the operation under the management structure of the Company are expected to take approximately 90 days at an estimated cost of $250,000.

2.

Language Key Subscription Agreement (Growth Capital). In connection with the closing of Language Key Asia Ltd., the Company and Mount Knowledge Asia, Ltd., its wholly owned subsidiary, entered into a subscription agreement with Language Key Asia, Ltd. for the purchase by the Company (and/or MTK Asia) of 10,000,000 shares of ordinary B stock of LK Asia for an aggregate purchase price of $1,000,000. Such shares were delivered at the closing and the Purchase Price is payable as follows:

A payment in the amount of $75,000 is due and payable on or before December 31, 2010;

A payment in the amount of $75,000 on or before January 15, 2011;

A payment in the amount of $200,000 on or before February 15, 2011;

A payment in the amount of $125,000 on or before March 15, 2011; and

Seven (7) equal payments of $75,000 payable on first day of each month beginning on or before April 15, 2011.

The purpose of the $1,000,000 subscription by the Company was to provide Language Key Asia Ltd an amount of required equity capital (or growth capital) to execute on its accelerated growth strategy and expansion plan throughout the Asia territory over the next 12 months.

To date, $50,000 of the closing payment of $75,000 has been made. However, other advances totaling approximately $250,000 were made to one of the Language Key companies in the form of loans from October 1, 2010 and to the closing date, December 31, 2010. Management will re-allocate such loan payments and equity payments per the executed Subscription Agreement in the next financial quarter.

3.

Accelerated Acquisition Strategy. As of 2011, the Company’s management has implemented an accelerated acquisition strategy to acquire synergistic companies in the language learning and training business sector. The Company will first target the vast English learning China market and other Asian territories in 2011, with a long-term vision of expanding into other world markets in 2012. The estimated costs initially of research and due diligence of suitable acquisitions targets is $150,000. There can be no assurance that we will be able to successfully negotiate and consummation and such acquisition with any target that we identify.

4.

Secondary Offering and/or Other Financings. We intend to raise between $2,500,000 and $5,000,000 within the next 6 months to finance our operations and acquisition strategy. Such offering may take the form of equity or debt. We make seek additional funding as deemed necessary by our management. There can be no assurance that such financing will be available to us on terms that are acceptable or at all..

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

1.

Business Enterprise Applications (Corporations, Schools and Government Agencies). With the acquisition of Language Key, we foresee the use of the our products and services as a learning solution for schools, government agencies, healthcare facilities, and corporations to provide an enhanced, interactive learning program to facilitate new job skills training and continual education programs. Therefore, we intend to develop product-specific enhancements to our existing products and services for use in various business applications. It is likely that most of the product enhancements for business applications will be in the form of client-specific modifications based upon requests for customized specifications and functionality. As such, we anticipate that some of the costs for these modifications will be borne by each respective client. Therefore, it is difficult to accurately determine the upfront costs attributable to us for any research and development of business enterprise applications.

2.

Product Enhancements, Membership Program and Technology Partners. Subject to the successful launch of our products and services in the US, Canada, China and Hong Kong, we plan to provide product enhancements consistent with perceived customer requirements for other world markets. Most of these enhancements are believed by management to be in the form of updated graphics, to enhance the fluidity of the user experience and interface, and some market-specific content. In addition, we foresee a web-based e-learning membership program with recurring monthly fee based revenues as being one of the more important and lucrative long-term revenue models for us. It is difficult to accurately estimate the total cost involved in the design and development of this program, including the time required to implement such a program. Furthermore, we will seek to identify and develop relationships with globally recognized technology providers and OEM’s to pursue the possibility of bundling the Mount Knowledge™ products and services with established product platforms, including mobile applications (PDA) to provide the Company with an ancillary revenue stream. We see this as a potentially significant opportunity to generate revenues, if the Company can successfully demonstrated the desirability of the Knowledge Generator™ product with its initial audience and market(s).

3.

New Business Development and Marketing (Additional Partnerships and Distribution Channels). We will also pursue our business development and marketing efforts in other territories of Asian, including North American and European markets. We anticipate an initial budget of approximately $150,000 to seek new partnerships and distribution channels commencing sometime after the first 90 days of operations and continuing for a period of time thereafter as determined by us, subject to the availability of adequate financing and ongoing sales results.

The milestones outlined above represent our objectives for the purpose of obtaining revenues from the marketing and sales of our products and services through various marketing and distribution channels.

Although, we have arranged and specified each respective milestone in a defined order, or timeline, over the next 12 months, beginning the first quarter of 2011, we may find the need to modify any or all of the milestones listed, subject to unforeseen circumstances and other contingences which may require us to alter, in whole, or in part, certain aspects of each respective milestone in order for us to successfully realize revenue and ultimately attempt to achieve profitability.

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

Requirements and Utilization of Funds

To implement our plan of operations, including some or all of the above described milestones (objectives), we will need to continue to raise capital (“equity”) in an amount between $2.5 and $5.0 million in equity from restricted stock sales or other acceptable financing options over the next 6 month period beginning in the first quarter of 2011 on terms and conditions to be determined. Management may elect to seek subsequent interim or “bridge” financing in the form of debt (corporate loans) as may be necessary.

We anticipate the need to raise additional capital beyond the first 6 months of operations, subject to the successful implementation of our initial milestones over the first 180 days of operations and our revenue growth cycle thereafter. At this time, management is unable to determine the specific amounts and terms of such future financings.

Proceed

We foresee the proceeds from capital raised to be allocated as follows: (a) consolidation and integration; (b) growth capital; (c) acquisition research and due diligence; (d) business enterprise applications; (e) product enhancements, membership programs and technology partners; (f) new business development and marketing; (g) legal, audit, SEC filings and compliance fees; (h) financing costs; (i) working capital (general and administrative); (j) reserve capital for costs of acquisition and market expansion.

Financial Condition, Liquidity and Capital Resources

As of October 31, 2010, we had $937 in the bank and $70,000 of prepaid acquisition costs. We had limited operations to date and we did not have any revenues during the twelve-month period ended October 31, 2010. We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed marketing and sales operations.

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

If we are unsuccessful in raising the additional proceeds from officers and/or directors, we may then have to seek additional funds through debt financing, which would be extremely difficult for an early stage company to secure and may not be available to us. However, if such financing is available, we would likely have to pay additional costs associated with high-risk loans and be subject to above market interest rates.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended October 31, 2010 which are included herein.

Our operating results for the years ended October 31, 2010 and 2009 are summarized as follows:

	Years Ended
	October31,
	2010	2009

Revenue	$-	$-
Operating Expenses	413,282	43,464
Net Loss	$(413,282)	$(43,464)

Revenues

We have not earned any revenues to date, and do not anticipate earning revenues in the immediate future. Expenses Our expenses for the years ended October 31, 2010 and 2009 are outlined in the table below:

	Years Ended
	October 31,
	2010	2009

Professional fees	$377,885	$34,459
Filing and transfer agent fees	23,960	8,828
General and administrative	11,437	177
Total Expenses	$413,282	$43,464

General and Administrative

The increase in our general and administrative expenses for the year ended October 31, 2010 compared to October 31, 2009 was primarily due to: (i) an increase in general operating expenses.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization. Legal expenses will be ongoing during fiscal 2011 as we are subject to the reporting obligations of the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

			Percentage
	As of October 31		Increase /
	2010	2009	(Decrease)

Current Assets	$937	$-	-
Current Liabilities	$257,185	$20,384	1,162%
Working Capital	$(256,248)	$(20,384)	(1,157.%	)

Cash Flows

			Percentage
	Years Ended October 31		Increase /
	2010	2009	(Decrease)

Cash used in Operating Activities	$(140,980)	$(33,675)	319%
Cash used in Investing Activities	$(70,000)	$-	-
Cash provided by Financing Activities	$212,499	$36,162	488%
Foreign Exchange Effect on Cash	(582)	$(6,366)	(91%	)
Net Increase (Decrease) in Cash	$937	$(3,879)	(124%	)

We anticipate that we will incur approximately $150,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used in Operating Activities

We used net cash in operating activities in the amount of $140,980 during the year ended October 31, 2010 and $33,675 during the year ended October 31, 2009. Cash used in operating activities was funded by cash from financing activities.

Cash Used in Investing Activities

We used net cash in investing activities in the amount of $70,000 during the year ended October 31, 2010. No cash was used or provided in investing activities during the years ended October 31, 2009.

Cash Provided by Financing Activities

We generated $212,499 net cash from financing activities during the year ended October 31, 2010 compared to net cash from financing activities in the amount of $36,162 during the year ended October 31, 2009. Cash generated by financing activities during 2010 is attributable mainly to related party borrowings of $224,200

Disclosure of Outstanding Share Data

As of October 31, 2010, we had 86,633,536 shares of common stock issued and outstanding..

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

As of October 31, 2010, we had accumulated losses of $586,105 since inception and a working capital deficit of $256,248. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended October 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Application of Critical Accounting Estimates

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment.

The financial statements have been prepared within the framework of the significant accounting policies summarized below:

Mineral Property and Exploration Costs

Until abandonment of its mineral property on January 23, 2009, we were an exploration stage mining company and had not realized any revenue from its operations. We were primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves.

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

Recent Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our financial position, results of operations or cash flows.

[Intentionally Left Blank]

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MOUNT KNOWLEDGE HOLDINGS, INC.
(Formerly Auror Capital Corp.)
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mount Knowledge Holdings, Inc.
(A Development Stage Company)
Novi, Michigan

We have audited the accompanying consolidated balance sheet of Mount Knowledge Holdings, Inc. (a development stage company) (the “Company”) as of October 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended October 31, 2010 and the period from March 16, 2006 (inception) through October 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated statements of operations, stockholders’ equity, and cash flows from March 16, 2006 (inception) to October 31, 2009 were audited by other auditors whose report dated November 30, 2009 expressed an unqualified opinion, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern. Our opinion on the consolidated statements of operations, stockholders’ equity, and cash flows from inception to October 31, 2010, insofar as it relates to amounts for prior periods through October 31, 2009, is solely based on the reports of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2010 and the results of its operations and cash flows for the year ended October 31, 2010 and for the period from March 16, 2006 (inception) through October 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ MaloneBailey, LLP

www.malonebailey.com
Houston, Texas

February 14, 2011

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

JORGENSEN & CO.
November 30, 2009
Bellevue, WA

MOUNT KNOWLEDGE HOLDINGS, INC.
(Formerly Auror Capital Corp)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	OCTOBER 31,
	2010	2009

ASSETS
Current Assets:
Cash	$937	$-
Total current assets	937	-

Prepaid acquisition costs	70,000	-

TOTAL ASSETS	$70,937	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$32,985	$13,683
Related party loans payable	224,200	6,701
Total current liabilities	257,185	20,384

Stockholders deficit:
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, 50,000,000 shares undesignated Series A convertible preferred stock, $0.0001 par value, none issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 86,633,536 and 195,533,536 shares issued and outstanding, respectively	8,663	19,553
Additional paid-in capital	390,841	131,951
Accumulated other comprehensive income	353	935
Deficit accumulated during the development stage	(586,105)	(172,823)
Total stockholders’ deficit	(186,248)	(20,384)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$70,937	$-

The accompanying notes are an integral part of these consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
(formerly Auror Capital Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			MARCH 16,
			2006
			(INCEPTION)
	YEARS ENDED		THROUGH
	OCTOBER 31,		OCTOBER 31,
	2010	2009	2010

Revenue	$-	$-	$-

Operating expenses:
Professional fees	377,885	34,459	490,774
Filing and transfer agent fees	23,960	8,828	57,692
General and administrative	11,437	177	17,744
Exploration expenses	-	-	15,313
Loss from operations	413,282	43,464	581,523

Impairment of mineral property	-	-	(4,582)

Net loss	$(413,282)	$(43,464)	$(586,105)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	110,188,604	166,747,636

Statements of comprehensive loss:
Net loss	$(413,282)	$(43,464)	$(586,105)
Foreign currency translation adjustment	(582)	(6,366)	353
Comprehensive loss	$(413,864)	$(49,830)	$(585,752)

The accompanying notes are an integral part of these consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
(formerly Auror Capital Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			MARCH 16,
			2006
			(INCEPTION)
	YEARS ENDED		THROUGH
	OCTOBER 31,		OCTOBER 31,
	2010	2009	2010

Cash Flows from Operating Activities:
Net loss	$(413,282)	$(43,464)	$(586,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	253,000	-	253,000
Impairment of mineral property	-	-	4,582
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	19,302	9,789	32,985
Net cash used in operating activities	(140,980)	(33,675)	(295,538)

Cash Flows from Investment Activities:
Prepaid acquisition costs	(70,000)	-	(70,000)
Mineral property acquisition costs	-	-	(4,582)
Net cash used in investment activities	(70,000)		(74,582)

Cash Flows from Financing Activities
Borrowings on related party debt	224,200	-	234,993
Principal payments on related party debt	(6,701)	(4,092)	(10,793)
Proceeds from the issuance of common stock	-	40,254	151,504
Cash paid to repurchase and retire common stock	(5,000)	-	(5,000)
Net cash provided by financing activities	212,499	36,162	370,704

Effect of foreign exchange on cash	(582)	(6,366)	353

Net change in cash	937	(3,879)	937
Cash, beginning of period	-	3,879	-
Cash, end of period	$937	$-	$937

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
(Formerly Auror Capital Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

MARCH 16, 2006 (INCEPTION) THROUGH OCTOBER 31, 2010

						DEFICIT
	COMMON STOCK				ACCUMULATED	ACCUMULATED
			ADDITIONAL	SHARE	OTHER	DURING THE
			PAID-IN	SUBSCRIPTIONS	COMPREHENSIVE	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	RECEIVED	INCOME (LOSS)	STAGE	TOTAL

Opening Balance
March 16, 2006 – Stock issued for cash at $0.00005	110,000,000	$11,000 $	(6,000)	$-	$-	$-	$5,000
June 26, 2006 – Stock issued for cash at $0.0018	38,500,000	3,850	66,150	-	-	-	70,000
Share subscriptions received	-	-	-	3,000	-	-	3,000
Foreign currency translation	-	-	-	-	(262)	-	(262)
Net loss for the period	-	-	-	-	-	(12,292)	(12,292)

Balance, October 31, 2006	148,500,000	14,850	60,150	3,000	(262)	(12,292)	65,446

December 12, 2006 – Stock issued for cash at $0.004	5,841,000	585	25,965	(3,000)	-	-	23,550
February 7, 2007 – Stock issued for cash at $0.0045	2,134,000	213	9,487	-	-	-	9,700
Foreign currency translation	-	-	-	-	7,098	-	7,098
Net loss for the year	-	-	-	-	-	(63,557)	(63,557)

Balance, October 31, 2007	156,475,000	15,648	95,602	-	6,836	(75,849)	42,237

MOUNT KNOWLEDGE HOLDINGS, INC.
(Formerly Auror Capital Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Continued)

MARCH 16, 2006 (INCEPTION) THROUGH OCTOBER 31, 2010

						DEFICIT
	COMMON STOCK				ACCUMULATED	ACCUMULATED
			ADDITIONAL	SHARE	OTHER	DURING THE
			PAID-IN	SUBSCRIPTIONS	COMPREHENSIVE	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	RECEIVED	(LOSS) GAIN	STAGE	TOTAL

Balance, October 31, 2007	156,475,000	$15,648	$95,602	$-	$6,836	$(75,849)	$42,237

Foreign currency translation	-	-	-	-	465	-	465
Net loss for the year	-	-	-	-	-	(53,510)	(53,510)

Balance, October 31, 2008	156,475,000	15,648	95,602	-	7,301	(129,359)	(10,808)

July 27, 2009 – Stock issued for cash at $0.0005	6,058,536	605	2,149	-	-	-	2,754
July 27, 2009 – Stock issued for cash at $0.0011	33,000,000	3,300	34,200	-	-	-	37,500
Foreign currency translation	-	-	-	-	(6,366)	-	(6,366)
Net loss for the year	-	-	-	-	-	(43,464)	(43,464)

Balance, October 31, 2009	195,533,536	19,553	131,951	-	935	(172,823)	(20,384)

MOUNT KNOWLEDGE HOLDINGS, INC.
(Formerly Auror Capital Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Continued)

MARCH 16, 2006 (INCEPTION) THROUGH OCTOBER 31, 2010

						DEFICIT
	COMMON STOCK				ACCUMULATED	ACCUMULATED
			ADDITIONAL	SHARE	OTHER	DURING THE
			PAID-IN	SUBSCRIPTIONS	COMPREHENSIVE	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	RECEIVED	LOSS	STAGE	TOTAL

Balance, October 31, 2009	195,533,536	$19,553	$131,951	$-	$935	$(172,823)	$(20,384)

January 20, 2010 – stock repurchase and retirement at $0.00005	(110,000,000)	(11,000)	6,000	-	-	-	(5,000)
Foreign currency translation	-	-	-	-	(582)	-	(582)
August 11, 2010 – stock issued for consulting services	1,100,000	110	252,890	-	-	-	253,000
Net loss for the year	-	-	-	-	-	(413,282)	(413,282)

Balance, October 31, 2010	86,633,536	$8,663	$390,841	$-	$353	$(586,105)	$(186,248)

The accompanying notes are an integral part of these consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
(Formerly Auror Capital Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

On January 21, 2010, the Company executed a new exclusive Master Software License Agreement with Mount Knowledge Inc, a corporation owned by the Company’s founder and present Chairman and director based in Ontario, Canada, wherein the Company was granted the exclusive world-wide license rights to promote, market and sell any and all of Mount Knowledge Inc’s products, both existing and future. These existing products consist of patent pending “Real Time Learning and Self Improvement Educational System and Method” software application referred to as “Syntality.” The Agreement supersedes the Master Product License Agreement executed on or before July 27, 2009 and provides updated terms and conditions, including, but not limited to new definitions of duties, responsibilities and costs to be borne by the respective parties. During December 2010, Company acquired 100% ownership interest in the intellectual property and the license agreement was cancelled.

The Company’s executive office is located at 39555 Orchard Hill Place, Suite 600, Novi, Michigan 48375. The Company’s Asian regional headquarters (Mount Knowledge Asia Ltd / Language Key Asia Ltd) is located at 10/F, China Merchants Commercial Building, 15-16 Connaught Road West, Sheung Wan, Hong Kong. In addition, the Company has a technology research and development (Mount Knowledge Technologies Inc.) office at 150 Consumers Road, Suite 202, Toronto, Canada M2J 1P9, including shared space for the Company’s sales and marketing support operations in US, Canada and China.

The Company is considered a development stage company as defined by ASC 915 (formerly SFAS 7).

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Mount Knowledge Asia Limited, a company incorporated on October 19, 2010 in Hong Kong. Intercompany balances and transactions have been eliminated in preparing the accompanying consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Financial Instruments and Concentration of Risk

The fair value of financial instruments, which consist of cash, accounts payable and accrued liabilities and loans payable, were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments. Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments.

Basic and Diluted Loss per Share

In accordance with ASC subtopic 260-10 (formerly SFAS No. 128 “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At October 31, 2010 and 2009, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from the estimates.

Share-based Payments

The Company accounts for share-based payments in accordance with the authoritative guidance issued by the FASB on stock compensation, which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of the authoritative guidance, share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period). The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Prior to the fiscal year 2010, the functional currency was the Canadian dollar. Transactions in Canadian currency are translated into U.S. dollars as follows:

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

Cash and Cash Equivalents

Cash is comprised of cash on hand and demand deposits. Cash equivalents include short-term highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value. At October 31, 2010 and 2009, the Company had no cash equivalents.

Income Taxes

The Company has adopted the ASC subtopic 740-10. ASC 740-10 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carry forwards when realization is more likely than not. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, for the period from March 16, 2006 (inception) through October 31, 2010, the Company generated no revenue and incurred net losses aggregating $586,105. In addition, the company had a working capital deficit and an accumulated deficit as of October 31, 2010. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and become successful in marketing products under the license agreement described above. Management has plans to seek additional capital through debt, and private and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3. PREPAID ACQUISITION COSTS

The prepaid acquisition costs of $70,000 as of October 31, 2010 represent prepayments made towards the acquisition of Language Key Asia, LTD. The aggregate purchase price of $1,000,000 for the acquisition is payable as follows:

  A payment in the amount of $75,000 is due and payable on or before December 31, 2010;

  A payment in the amount of $75,000 on or before January 15, 2011;

  A payment in the amount of $200,000 on or before February 15, 2011;

  A payment in the amount of $125,000 on or before March 15, 2011; and

Seven (7) equal payments of $75,000 payable on first day of each month beginning on or before April 15, 2011.

4. RELATED PARTY TRANSACTIONS

Related party transactions were in the normal course of operations and were measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

As of October 31, 2009, the Company was indebted in the amount of $6,701 to a company with a common director. The amount was due on demand and did not bear interest. This amount was repaid in full during the year ended October 31, 2010.

During the year ended October 31, 2010, the Company borrowed an aggregate of $224,200 from a company controlled by a director of the Company and a company controlled by a shareholder of the Company. The loans are unsecured, bear no interest and are due on demand.

On December 31, 2010, Mount Knowledge USA, Inc. became a subsidiary of the Company after the acquisition of approximately 54% of ownership interest in MTKUSA from a related party through a share exchange (see Note 8 for details). The transaction further represents a transaction between entities under common control as one or more of the officers and directors of MTKUSA are the same as for the Company and has control of both.

5. STOCKHOLDERS’ EQUITY

As of October 31, 2009, the Company’s authorized shares consisted of the following:

a)	100,000,000 preferred shares with 50,000,000 designated as Series A convertible, par value $0.0001

b)	200,000,000 common shares, par value $0.0001

Common Stock

On March 16, 2006, the Company issued 110,000,000 common shares to the Company’s founder for cash at a price of $0.00005 per share.

Pursuant to a private offering, on June 26, 2006, the Company issued 38,500,000 common shares at a price of $0.0018 per share.

On December 12, 2006, pursuant to a private placement, the Company issued 5,841,000 shares of its common stock at $0.004 per share for cash.

On February 7, 2007, pursuant to a private placement, the Company issued 2,134,000 common shares at $0.0045 per share for cash.

On July 27, 2009, the Company completed a private offering of 6,058,536 shares of its common stock at a price of $0.0005 per share for cash proceeds of $2,754. Also on July 27, 2009, the Company completed a private offering of 33,000,000 shares of its common stock at a price of $0.0011 per share for cash proceeds of $37,500.

On January 20, 2010, the Company executed a share cancellation agreement with an entity controlled by the Company’s former president for the re-purchase of 110,000,000 shares of the Company’s common stock at a price of $0.0001 per share for a total purchase price of $5,000. The shares were returned to the company and cancelled.

On January 22, 2010, the Company completed a 22 to 1 forward stock split, increasing the number of common shares issued and outstanding. All share and per share amounts herein have been retroactively restated to reflect the split.

On August 11, 2010, the Company issued 1,100,000 common shares for services valued at $253,000.

Common Stock Warrants

On January 21, 2010, the Company issued warrants for the purchase of 8,888,888 shares of common stock of the Company at $0.0001 per share to a company controlled by the Company’s founder and present Chairman and director for the acquisition of a software license agreement. The warrants vest two years from the date of grant and expire on January 12, 2013. The fair value of the warrants was determined to be zero as the company’s are under common control and there was not cost basis in the software license agreement that was transferred. In December 2010, the software license agreement and the 8,888,888 common stock warrants were cancelled.

On January 21, 2010, the Company issued an aggregate of 24,000,000 common stock warrants to certain stockholders of the Company. 12,000,000 of the warrants are exercisable at $0.15 per share and 12,000,000 are exercisable at $0.20 per share. The warrants vest immediately and expire January 21, 2013. The fair value of the warrants was determined to be $57,180 and was recorded as a cost of raising capital with no net impact of total equity.

The fair value of the warrants was determined using the Black-Scholes option pricing model. The significant assumptions used in the model include the following:

Expected dividend yield 0% Estimated share price volatility 120% Risk-free interest rate 1.41% Expected life of warrants 3 years

There were no common stock options or warrants granted prior to October 31, 2009. A summary of the common stock warrant activity for the year ended October 31, 2010 is as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, October 31, 2009	--	$--
Granted	32,888,888	0.13
Balance, October 31, 2010	32,888,888	$0.13

Exercisable at October 31, 2010	24,000,000	$0.18

The range of exercise prices and the weighted average remaining life of the warrants outstanding at October 31, 2010 were $0.0001 to $0.20 and 2.23 years, respectively. The Company evaluated its warrants under FASB ASC 815 for consideration of derivative treatment and determined they do not qualify to be accounted for as derivatives.

6. COMMITMENTS AND CONTINGENCIES

On October 5, 2010, the Company subscribed for the purchase of 10,000,000 shares of the newly formed, Language Key Asia LTD for a purchase price of $0.10 per share. The $1,000,000 purchase price is due over 12 months.

7. INCOME TAXES

a) Income Tax Provision

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to the loss before income taxes. The difference results from the following items:

	Years Ended October 31,
	2010	2009

Tax benefit at the federal statutory rate	$54,496	$14,750
Valuation allowance	(54,496)	(14,750)
Income tax benefit (expense)	$-	$-

b) Significant components of the Company’s deferred income tax assets are as follows:

	Years Ended October 31,
	2010	2009

Deferred tax assets	$199,268	$58,750
Valuation allowance	(199,268)	(58,750)
Net deferred tax assets	$-	$-

c) The Company has incurred operating losses and approximately $333,082 (2009 - $172,800), which if unutilized, will fully expire in 2030. Subject to certain restrictions, the Company has mineral property and exploration expenditures of $4,500 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

8. SUBSEQUENT EVENTS

On December 31, 2010, the Company changed its fiscal year end from October 31 to December 31.

On December 31, 2010, the Company entered into a share exchange agreement pursuant to which the Company acquired 11,166,690 shares of common stock of Mount Knowledge USA, Inc. and 8,888,888 shares of series A convertible preferred stock of Mount Knowledge USA. In exchange for the Mount Knowledge USA securities, the Company issued 11,166,690 shares of its common stock and 8,888,888 shares of its series A convertible preferred stock.

On December 28, 2010, the Company entered into an intellectual property purchase agreement to acquire the Real-Time Self Learning Systems software including all copyrights, patents, trademarks, service marks and trade secrets therein. The purchase price for the intellectual property is payable in two installments. The amount of the first instalment, which is due on December 28, 2011, will be determined based upon the appraised value of the property as of December 28, 2010 and will range between zero and $1,023,667. The company may elect to pay the first instalment in cash or stock. The second instalment equal to 2,500,000 common shares of the Company is due on December 28, 2012.

On December 28, 2010, the Company entered into an independent contractor agreement for sales and marketing and technology services to over a term of 36 months. The Company will pay an aggregate of $432,000 in equal monthly payments of $12,000 per month, commencing on January 3, 2011

On December 28, 2010, the Company entered into an option agreement with a related party Ucandu, a company controlled by a director of Mount Knowledge Holdings, whereby Ucandu granted to the Company an option to purchase 510,000 shares of common stock of Mount Knowledge Technologies, Inc. Representing 51% ownership. The Company currently holds the remaining 49% of the stock of Mount Knowledge Technologies. The term of the option is five years. As payment for the exercise price, the Company has the option to either pay cash equal to the fair value of 100,000 common shares of the Company or issue 100,000 common shares of the Company.

On December 27, 2010, the Company entered into an agreement to cancel the 888,888,888 common stock warrants and the associated software license agreement.

On November 15, 2010, the Company entered into a consulting agreement for investor relations services over a period of three months. The fees for the services will be $8,000 cash, 100,000 common shares and 150,000 common stock options exercisable over five years at $0.15 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We had no changes in or disagreements with accountants on accounting and financial disclosure in 2010 or 2009.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

As required under the Exchange Act, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report, being October 31, 2010. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our company. Disclosure control and procedures are the controls and other procedures that are designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC. Our management has concluded, based on their evaluation, that as of October 31, 2010, as the result of the material weaknesses described below, our disclosure controls and procedures were ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

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

As a result of the existence of these material weaknesses as of October 31, 2010, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2010.

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

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Director and Officer Information

Our executive officers and directors and their respective ages as of October 31, 2010 are as follows:

DIRECTORS

Name of Director	Age
Erwin Sniedzins	66
Daniel A. Carr	52
Simon Arnison	47

EXECUTIVE OFFICERS

Name of Executive Officer	Age	Office
Erwin Sniedzins	66	Founding Chairman
Daniel A. Carr	52	President, Chief Executive Officer, Chief Financial Officer and Treasurer
Simon Arnison	47	Chief Technology Officer and Secretary

Set forth below is a brief description of the background and business experience of our Directors and Officers for the past five years.

Erwin Sniedzins – Chairman, Founder and Director

Erwin E. Sniedzins is the Chairman of Mount Knowledge Holdings, Inc., the founding Chairman and Director of Mount Knowledge USA, Inc., a marketing and sales company and Chairman, President and Director of Mount Knowledge Inc., a Canadian research and development company; Inventor, Author, Publisher, Philanthropist, Poet, Lecturer, Professor, Motivational Speaker, Martial Arts Enthusiast and Global Traveler.

Mr. Sniedzins has held senior management positions at Xerox with extensive sales/marketing and business development and new product launch experience. He created Mount Knowledge™, with patent pending Syntality™, Real Time Self-Learning™; in 2001 he created an unique marketing interactive software product, selling 50,000 CDs to Sears (Eatons) and 30,000 CDs to Unilever (Lipton’s); organized, in 1991, a Mt. Everest expedition to raise International awareness and $1.1 M for Rett Syndrome; created a National Everfitness program that went out to 18,000 schools in Canada; authored, produced and published a best seller, “Who’s Who in Toronto: A Celebration of this City”;

Daniel A. Carr - President & CEO, Treasurer and Director

Mr. Carr is currently the President, CEO and Director of Mount Knowledge Holdings, Inc. and Mount Knowledge USA, Inc., a marketing and sales company and Manager of Practical Business Advisors, LLC, a management and advisory services company. Mr. Carr has over 30 years of experience and leadership, including financial positions in over 14 companies providing hi-tech development, manufacturing, wholesale distribution, on-line financial services, and IT infrastructure. Dan’s leadership style is firm yet fair and he believes in continuous process improvement within any organization.

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

Simon Arnison – Executive Vice President, CTO, Secretary and Director

Simon Arnison is the current Chief Technology Officer and Director of Mount Knowledge Holdings, Inc. and Mount Knowledge USA, Inc., a marketing and sales company and current Chief Technology Officer and Director of 1827281 Ontario Inc., a Canadian research and development company.

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

Audit Committee

For the year ending October 31, 2010, the Company did not have an audit committee. However, the Company intends to establish a new and independent auditing committee consisting of a minimum of three members in accordance with a new corporate governance policy to be adopted by the Company in 2011 in order to comply with the rules and regulations of the Sarbanes-Oxley Act of 2002.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee to be formed will have members capable of collectively analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

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

SUMMARY COMPENSATION TABLE

							Change in
							Pension
						Non-	Value and
						Equity	Nonqualified
						Incentive	Deferred	All
Name				Stock	Option	Plan	Compensation	Other
and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($) (4)	($)	($)	($)	($)

Daniel A. Carr (1)	2010	-	-	-	--	--	-	-	-
President, Chief	2009	-	-	-			-	-	-
Executive
Officer
and Chief Financial
Officer
					-	-
Erwin Sniedzins(2)	2010	-	-	-			-	-	-
					-	-
Simon Arnison(3)	2010	-	-	-			-	-	-

(1)	Daniel A. Carr has been our president, chief executive officer, chief financial officer and a director since January 21, 2010. Mr. Carr does not receive direct compensation as an executive officer or director. However, Mr. Carr does receive compensation in the form of consulting fees paid to Practical Business Advisors, LLC, a company controlled by Daniel A. Carr in the amount of $6,500.00 per month as of October 31, 2010 from Mount Knowledge USA, Inc., a company controlled by the Company.

(2)	Erwin Sniedzins has been our Chairman and a director since January 21, 2010. Mr. Sniedzins does not receive direct compensation as an executive officer or director. However, Mr. Sniedzins does receive compensation from the company from an independent contractor agreement dated December 27, 2010 between the Company and Ucandu Learning Centres Inc., a company controlled by Mr. Sniedzins.

(3)	Simon Arnison has been our Chief Technology Officer and a director since January 21, 2010. Mr. Arnison does not receive direct compensation as an executive officer or director. However, Mr. Arnison does receive compensation in the form of consulting fees in the amount of $8,000.00 per month from Mount Knowledge Technologies Inc.

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

Outstanding Equity Awards at Fiscal Year-End

As at October 31, 2010, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to any of our executive officers.

Aggregated Options Exercised in the Year Ended October 31, 2010 and Year End Option Values

There were no stock options exercised during the year ended October 31, 2010.

Repricing of Options/SARS

We did not re-price any options previously granted during the year ended October 31, 2010.

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Employment Contracts

We presently do not have any employment agreements or other compensation arrangements with Mr. Carr, Mr. Sniedzins or Mr. Arnison.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of October 31, 2010, there were 86,633,536 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Name and Address	Number of Shares	Percentage of Class (2)
of Beneficial Owner	Beneficially Owned (1)

Daniel A. Carr	-0- (4)	0%
25682 Arcadia Drive
Novi, MI 48374
Erwin Sniedzins	1,955,536 (5)	2.0%
290 Hounslow Ave.,
Toronto, ON M2N 4B8 Canada
Simon Arnison	-0- (6)	0%
83 Dorcot Ave,
Scarborough, ON, M1P 3K7 Canada
Birch First Trust / Birch First Advisor, LLC	37,675,000 (7)	44.0%
350 S. County Rd, Ste. 102-140
Palm Beach, FL 33480
Directors, Officers and
Beneficial Owners as a group (4 persons)	39,630,536	46.0%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	The percentage of class is based on 86,633,536 shares of common stock issued and outstanding as of October 31, 2010.

(3)	Total share count for Directors, Officers and Beneficial Owners as a Group takes into consideration a 22 for 1 forward stock split (the “Forward Split”) of the Company’s issued and outstanding common stock completed on January 21, 2010.

(4)	No shares of common stock of the Company are owned, held or controlled by Daniel A. Carr, the President and CEO and a director of the Company, personally or in any other entity at this time, but is anticipated to do so in the near future upon the execution of an employment agreement to be determined.

A total of 1,955,536 shares of common stock of the Company is registered in the name of Mount Knowledge

(5)	Inc, an Ontario Canada corporation, owned and controlled by Erwin Sniedzins, the Chairman and a director of the Company.

No shares of common stock of the Company are owned, held or controlled by Simon Arnison, the CTO and a

(6)	director of the Company, personally or in any other entity at this time, but is anticipated to do so in the near future upon the execution of an employment agreement to be determined.

A total of 33,000,000 shares of common stock of the Company registered in the name of Birch First Trust, a

(7)	Delaware Statuary Trust controlled by Birch First Trust Administrators, LLC, a Delaware limited liability company, its Trustee, Pier S. Bjorklund, its Manager and a total of 4,675,000 shares registered in the name of Birch First Advisors, LLC, a Delaware limited liability company controlled by Pier S. Bjorklund, its Manager.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Since commencement of our fiscal year ended October 31, 2010, several parties had a material interest, direct or indirect, in one or more transactions with us or in any presently proposed transaction(s) that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years:

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

Related party transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

a)	At October 31, 2010, the Company was indebted of $224,200 (2009 - $6,701) to a related party, being non- interest bearing demand loan advances from an entity controlled by the Company’s director.

b)	On April 26, 2010, and extensions dated June 30, September 10 and October 26, 2010, the Board of Directors approved the execution of a non-binding letter of intention to purchase 100% of the issued and outstanding shares of common and preferred stock, including warrants issued for the right to purchase additional common or preferred stock, of Mount Knowledge USA, Inc. (“MTKUSA”) from MTKUSA’s shareholders of record on closing of a proposed stock purchase and share exchange agreement. A more detailed description of the pending transaction is provided in Note 5 herein.

c)	On December 28, 2010, the Company entered into an Intellectual Property Purchase Agreement (the “IP Purchase Agreement”) with Erwin Sniedzins, the Chairman of the Company’s Board of Directors, and Ucandu Learning Centres Inc., an Ontario corporation founded and controlled by Mr. Sniedzins (“Ucandu” and, together with Mr. Sniedzins, the “Sellers”), pursuant to which the Sellers sold that certain software commonly referred to between the parties as the “Real-Time Self Learning Systems” (the “Software”), including all copyrights, patents, trademarks, service marks and trade secrets therein (collectively, with the Software, the “Intellectual Property”) to the Company. The Company previously licensed the Intellectual Property from Mount Knowledge Inc., a sales and marketing entity founded and controlled by Mr. Sniedzins (“MTK Inc”), pursuant to a Master Software License Agreement (the “Original Agreement”) dated January 21, 2010 between the Company and MTK Inc. Pursuant to the IP Purchase Agreement, the Company acquired the Intellectual Property and as a result, the Original Agreement was no longer needed.

d)	On December 28, 2010, the Company entered into an Independent Contractor Agreement (the “Independent Contractor Agreement”) with Ucandu pursuant to which the Company engaged Ucandu to provide sales and marketing and technology services to the Company. As compensation for such services, the Company shall pay Ucandu an aggregate of $432,000 in equal monthly payments of $12,000 per month on the first business day of each month, commencing on January 3, 2011. The term of the Independent Contractor Agreement commenced upon execution of the agreement and shall continue in full force and effect through December 31, 2013. The agreement may only be extended thereafter by mutual agreement of the parties. The Company may terminate the agreement at any time upon 30 days written notice. The Company may terminate the agreement, effective immediately; with “Cause” as such term is defined in the agreement. If the Company terminates the agreement without cause on or before December 31, 2011, Ucandu will continue to receive monthly payments of $12,000 for the period of time between the date on which the agreement was terminated and December 31, 2011 and for the eight months thereafter. If the Company terminates the agreement without cause after December 31, 2011, Ucandu will continue to receive monthly payments of $12,000 for the period of time that is the lesser of (i) eight (8) months after the termination date or (ii) the period of time between the termination date and the end of the term of the agreement.

e)	On December 31, 2010, MTKUSA became a subsidiary of the Company after the acquisition of approximately 54% of ownership interest in MTKUSA from one related party in a share exchange agreement. The transaction further represents a related party transaction in which one or more of the officers and directors of MTKUSA are the same as for the Company. Furthermore, both Company and MTKUSA are engaged in similar business dealings. MTKUSA was created by the officers and directors of the Company as a financing vehicle to raise funds privately to support the Company’s sales and marketing efforts in China as set forth in the Company’s milestones; all being acquired as a result of the completion of this transaction.

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our director, Daniel A. Carr, is also our chief executive officer, president and treasurer, our director Erwin Sniedzins, is also our Chairman, and our director, Simon Arnison, is also our Vice President and Chief Technology Officer. As a result, we do not have any independent directors.

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

National Instrument 52-110

We are a reporting issuer in the Province of British Columbia. National Instrument 52-110 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor. Our audit committee to be formed will be composed of a minimum of three independent directors. Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

Transactions with Independent Directors

Our director, Daniel A. Carr, is also our chief executive officer, president and treasurer, our director Erwin Sniedzins, is also our Chairman, and our director, Simon Arnison, is also our Chief Technology Officer. As a result, we do not have any independent directors.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended October 31, 2010 and October 31, 2009 for professional services rendered by Jorgenson & Co. in 2009 and MaloneBailey LLP in 2010, both Chartered Accountants for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended	Year Ended
	October 31,	October 31,
	2010	2009
Audit Fees and Audit Related Fees	13,500	5,000
Tax Fees	-	300
All Other Fees	-
Total	13,500	5,300

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

The board of directors has considered the nature and amount of fees billed by Jorgenson & Co. and Malone Bailey LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Malone Bailey LLP.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description
3.1(a)	Amended and Restated Articles of Incorporation [incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 10, 2010]
3.1(b)	Certificate of Designation of Series A Convertible Preferred Stock filed with the Nevada Secretary of State on February 4, 2011 [incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K with the SEC on February 8, 2011]
3.2	Amended and Restated Bylaws [incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-K filed with the SEC on February 10, 2010]
10.1	Share Cancellation Agreement by and between Mount Knowledge Holdings, Inc. (f/k/a Auror Capital Corp.) and Jealax Consulting Inc. dated January 20, 2010 [incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2010]
10.2	Warrant Agreements by and between Mount Knowledge Holdings, Inc. (f/k/a Auror Capital Corp.) and each of Access Alternative Group S.A., Birch First Advisors, LLC, Breakwater International, Inc., Brisbane Management Ltd., Cherrywood Corp., Crestway Corp., Crystal Resource Corporation, European Marketing Group Inc., High Tempo Ltd., Jensen International Inc., Mount Knowledge, Inc., Scandivest, LLC, and Vantech Securities Ltd. [incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2010]
10.3(a)	Letter of Intent by and among Mount Knowledge Holdings, Inc., Mount Knowledge USA, Inc. and its shareholders dated April 26, 2010 (the “April 26 MTKUSA LOI”) [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2010]
(b)	Extension of the April 26 MTKUSA LOI by and among Mount Knowledge Holdings, Inc., Mount Knowledge USA, Inc. and its shareholders dated June 30, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2010]
(c)	Extension of the April 26 MTKUSA LOI by and among Mount Knowledge Holdings, Inc., Mount Knowledge USA, Inc. and its shareholders dated September 10, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2010]
(d)	Extension of the April 26 MTKUSA LOI by and among Mount Knowledge Holdings, Inc., Mount Knowledge USA, Inc. and its shareholders dated October 26, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2010]
10.4(a)	Letter of Intent by and among Mount Knowledge Holdings, Inc., Language Key Training Ltd. and its shareholders dated May 6, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2010]
(b)	Amended Letter of Intent by and among Mount Knowledge Holdings, Inc., Language Key Training Ltd. and its shareholders dated June 28, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2010]
10.5(a)	Definitive Agreement by and among Mount Knowledge Holdings, Inc., The Language Key Training Ltd., Dirk Haddow, Mark Wood, Chris Durcan and Jeff Tennenbaum dated October 5, 2010 (the “LK Definitive Agreement”) [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2010]
(b)	Amendment No.1 to the LK Definitive Agreement by and among Mount Knowledge Holdings, Inc., The Language Key Training Ltd., Dirk Haddow, Mark Wood, Chris Durcan and Jeff Tennenbaum dated October 29, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2010]
(c)	Amendment No.2 to the LK Definitive Agreement by and among Mount Knowledge Holdings, Inc., The Language Key Training Ltd., Dirk Haddow, Mark Wood, Chris Durcan and Jeff Tennenbaum dated December 31, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2011]

10.6	Subscription Agreement by and among Mount Knowledge Holdings, Inc., Mount Knowledge Asia, Ltd., and Language Key Asia, Ltd. dated December 31, 2010 [incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2011]
10.7	Share Exchange Agreement by and among Mount Knowledge Holdings, Inc., Mount Knowledge Asia, Ltd.,, Language Key Asia, Ltd., Dirk Haddow, Mark Wood, Chris Durcan and Jeff Tennenbaum dated December 31, 2010 [incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2011]
10.8	Promissory Note by Language Key Training Ltd, in favor of Foxglove International Enterprises Ltd. dated December 31, 2010 [incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2011]
10.9	Use of Existing Training Content Agreement by and between Language Key Asia Ltd., a Hong Kong company, and The Language Key Ltd., a British Virgin Islands company, dated December 31, 2010 [incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2011]
10.10	Master Software License by and between Mount Knowledge Holdings, Inc. and Mount Knowledge, Inc. dated January 21, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 26, 2010]
10.11	Master License Cancellation Agreement by and between Mount Knowledge Holdings, Inc. and Mount Knowledge, Inc. dated December 27, 2010 [incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2011]
10.12	Intellectual Property Purchase Agreement by and among Mount Knowledge Holdings, Inc., Erwin Sneidzins and Ucandu Learning Centres Inc. dated December 28, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2011]
10.13	Independent Contractor Agreement by and between Mount Knowledge Holdings, Inc. and Ucandu Learning Centres Inc. dated December 28, 2010 [incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2011]
10.14	Option Agreement between Mount Knowledge Holdings, Inc. and Mount Knowledge Technologies, Inc. dated December 28, 2010 [incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2011]
10.15	Definitive Agreement by and among Mount Knowledge Holdings, Inc., Birch First Advisors, LLC and Mount Knowledge USA, Inc. dated December 31, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2011]
14.1	Code of Ethics [incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-KSB filed with the SEC on February 13, 2008]
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

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

Date: February 14, 2011