Form 10-K/A
period 2010-12-31
Mount Knowledge Holdings, Inc.
filed 2011-04-15
CIK 1397951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________ to ________________

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

Revenues for year ended December 31, 2010: $ 0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 14, 2011, was: $8,757,648

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Form 10-K/A (“Amendment”) amends the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2010, filed with the Securities and Exchange Commission on February 14, 2011 (“Annual Report”). The purpose of this Amendment is to amend the following items in the Annual Report:

(i)	to reflect the change in our fiscal year end from October 31 to December 31, as previously announced in our Current Report on Form 8-K filed with the Commission on January 7, 2011;

(ii)	to give effect to our acquisition on December 31, 2010 of Language Key Asia Limited previously announced in our Current Report on Form 8-K filed with the Commission on January 6, 2011 and Mount Knowledge USA, Inc. as previously announced in our Current Report on Form 8-K filed with the Commission on January 7, 2011, respectively, whereby we succeeded to substantially all of the business operations of both Language Key Asia Limited and Mount Knowledge USA, Inc.

As reported in this Amendment, the Company disclosures and related financial information for our new fiscal year ended December 31, 2010, include the business operations of Language Key Asia Limited, as predecessor, as audited for the period from January 1, 2009 to December 30, 2010, in the case of the combined successor entity.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

MOUNT KNOWLEDGE HOLDINGS, INC.

FORM 10-K
For the Year Ended December 31, 2010

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

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. Many factors could cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements.

PART I

ITEM 1.    BUSINESS

Organizational History

Mount Knowledge Holdings, Inc. (“we,” “us,” “our” or the “Company”) was incorporated as Auror Capital Corp. under the laws of the State of Nevada on March 16, 2006. We are a global provider of learning products and training solutions with a focus on corporate training, language learning and technology development. We have offices in 7 major cities in the United States, Canada, Hong Kong and Mainland China.

We began our operations as an exploration stage company engaged in the acquisition and exploration of mineral properties. On January 23, 2009, our former management decided to abandon the Company’s Katrina mineral claim due to unsuccessful explorations to date and inability to attract investment capital to proceed with further exploration on the claim. We then began seeking other opportunities with established entities for the merger or other combination of a target business with the Company.

On July 27, 2009, we changed our business purpose to focus on becoming an educational software development and sales company. In furtherance of our new approach, we entered into an exclusive License Agreement with Mount Knowledge, Inc. (“MtK”), a corporation formed by the Chairman of our Board of Directors, Erwin Sniedzins, pursuant to which we obtained the exclusive worldwide licensing rights to promote, market and sell MtK’s products. At that time, MtK’s products included the “Syntality Knowledge Generator” and “Complete English Real Time Intelligent Self Learning Systems.” This License Agreement was subsequently superseded by an exclusive Master Software License Agreement dated January 21, 2010 (the “Master Software License Agreement”). The Master Software License was subsequently cancelled on December 27, 2010. See the discussion below under “Arrangements with UCandu Learning Centres Inc. – Purchase of Intellectual Property.”

Recent Developments

Arrangements with UCandu Learning Centres Inc.

On December 28, 2010, the Company entered into an Intellectual Property Purchase Agreement (the “IP Purchase Agreement”) with Erwin Sniedzins, the Chairman of the Company’s Board of Directors, and Ucandu Learning Centres Inc., an Ontario corporation founded and controlled by Mr. Sniedzins (“Ucandu” and, together with Mr. Sniedzins, the “Ucandu Sellers”), pursuant to which the Ucandu Sellers sold that certain software commonly referred to between the parties as the “Real-Time Self Learning Systems” (the “Software”), including all copyrights, patents, trademarks, service marks and trade secrets therein (collectively, with the Software, the “Intellectual Property”) to the Company. The Company previously licensed the Intellectual Property from MtK pursuant to the Master Software License Agreement. Pursuant to the IP Purchase Agreement, the Company acquired the Intellectual Property and as a result, the Master Software License Agreement was no longer needed.

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

Acquisition of Language Key Asia, Ltd.

On December 31, 2010, the Company, through our wholly-owned subsidiary, Mount Knowledge Asia, Ltd. (“MTK Asia”) completed the acquisition of 100% of the ordinary shares of Language Key Asia, Ltd. (“LK Asia”) in exchange for an aggregate of 1,800,000 shares of the Company's common stock. As a group, LK Asia and its subsidiaries are engaged in the business of providing English and communication skills training consultancy with offices in Hong Kong, Shanghai, Beijing, Guangzhou and Shenzhen.

Also, in connection with the closing of the Acquisition, the Company and MTK Asia entered into a Subscription Agreement with LK Asia for the purchase by the Company or MTK Asia of 10,000,000 shares of ordinary B stock of LK Asia for an aggregate purchase price of $1,000,000 (the “Purchase Price”). Such shares were delivered at the closing and the Purchase Price is payable as follows:

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

In addition, LK Asia and Language Key Training Ltd., a British Virgin Islands Corporation (“LK BVI”), a former shareholder of LK Asia and a company owned and controlled by Mark Wood and Chris Durcan, entered into a licensing agreement pursuant to which LK Asia granted to LK BVI the right to use, rework and/or publish certain existing training content developed prior to December 31, 2010 owned and held by LK Asia for a term of 88 years.

Acquisition of Majority Interest in Mount Knowledge USA, Inc.

On December 31, 2010, the Company acquired 11,166,690 shares (the “MTK Common Shares”) of common stock and 8,888,888 shares of preferred stock of Mount Knowledge USA, Inc. (“MTK USA”) in exchange for 11,166,690 shares of the Company’s common stock and 8,888,888 shares of the Company’s Series A Convertible Preferred Stock. MTK USA markets, sells and distributes a proprietary real time self learning system software application domestically and internationally to a variety of customers, including individuals, schools, government agencies, and businesses. The Company owns approximately 54% of the outstanding shares of MTK USA’s common stock and all of MTK USA’s Series A Preferred Stock.

Company Overview

The Company is a global provider of innovative and proprietary learning products and training solutions. As an educational platform company of corporate training, language learning and technology development companies, the Company currently has offices in 7 major cities in the US, Canada, Hong Kong and Mainland China.

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

Corporate Structure

The Company is a platform company that exists for purpose of acquiring and operating market-leading global educational corporate training, language learning and technology development companies. The following sets forth our corporate structure.

On October 19, 2010, the Company formed MTK Asia for the purposes of facilitating the acquisition of LK Asia and to acquire other business-to-business (B2B) and business-to-consumer (B2C) business interests throughout Asia.

On December 16, 2010, the Company acquired 49% of the ownership interest in MTK Tech formed on June 16, 2010 as a technology development company to oversee new technological advancements of the Company’s Intellectual Property acquired on December 29, 2010. Ucandu owns the remaining 51% of MTK Tech. The ownership structure of MTK Tech enables it to seek small business development incentive programs and other private and public research initiatives available in Canada to corporations owned by Canadian residents.

On December 31, 2010, the Company acquired approximately 54% ownership interest in MTKUSA. During the period from September 2009 to the present, MTKUSA has supported the initial sales efforts in the US, Canada and China, including software development provided by MTKTECH.

On December 31, 2010, the Company acquired, via MT Asia, 100% ownership of LK Asia. LK Asia currently owns and operates several corporate training subsidiaries in Hong Kong and Mainland China and a content provider in Hong Kong.

Established in 1994 and headquartered in Hong Kong, LK Asia is a provider of corporate training solutions in Asia through its operational subsidiaries consisting of Language Key Publishing Ltd (Hong Kong) and Language Key Corporate Training Solutions Ltd. (Hong Kong), which owns and operates The Language Key Training Ltd (Hong Kong) and The Language Key China Ltd (China), (collectively, "The Language Key").

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

The following chart sets forth the structure of Language Key:

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

* Source:China Education Yearbook, Deutsche Bank Research 2010

Product Summary

The Company’s product line currently consists of the products discussed below which are intended for sale to both consumer and business markets.

  Knowledge Generator ™ is a software product (“KG”) that delivers a real-time learning system that easily converts information to knowledge. Data from any source can be quickly imported into KG and converted into meaningful interactive exercises and lessons that involve the critical senses of the user. KG’s English Language Learning module specifically targets the ESL (English as a Second Language) and ELT (English Language Training) markets in China [trademark registered with the Canadian Intellectual Property Office].

  Examatar ™ is closely related to the Knowledge Generator™ and has been engineered to accelerate the learning process of teaching English to Chinese students by focusing on the creation of unlimited quizzes and tests on any imported information, to aid students in passing TOEFL (Test of English as a Foreign Language) exams required in academic venues, as well as TOEIC (Test of English for International Communication) exams for corporate environments [trademark registered with the Canadian Intellectual Property Office].

  ECO Learning is a Virtual Learning Environment (VLE) dedicated to English communication for the Business-to-Business and Business to Consumer market space (launched in February 2011).

Product Description and Features

Knowledge Generator ™ and Examatar ™

Knowledge Generator™ and Examatar ™ were developed with various software user-interface enablers and interactive tools to promote the utilization of the user’s senses during the learning process; to see (visualize), listen, compose, speak, reply and interact and react to information by keyboard touch, sound and voice.

Knowledge Generator™ and Examatar ™ address learning needs of students from preschool to college and throughout their adult continued education learning cycle. KG assists students learning needs from one phonetic sound to complete pronunciation of phrases, from learning one word to understanding and writing complete sentences, from listening to speaking and comprehension, etc.

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

ECO Learning

ECO Learning is a Virtual Learning Environment (VLE) dedicated to English communication for the Business-to-Business (B2B) or corporate market space. ECO Learning is a low-cost mass-market English solution that aligns the English training initiatives of a foreign corporate client by offering the following:

  Giving administrators both flexibility and control - Know who is studying, what they are studying, and how well they are doing. With the ECO Learning Management System, corporate client’s administrator can manage content and users, track usage, progress, completion, and results all in real-time.

  Giving users more for less - ECO users benefit from an unlimited flow of learning material, which they can study anytime, anywhere. New content is added every month and we listen to what our users need through in-built feedback features.

  Giving users what they need - ECO Learning offers popular modular-based courses, which run for 8 or 16 weeks as well as an extensive library of 30-minute ‘bite-size’ lessons. All content is time-sensitive, has clearly defined objectives, measurable outcomes, and is graded using the ALTE framework. Users can develop their skills in the following areas:

•	General English	•	English for Specific Purposes
•	Business English	•	Soft Skills
•	Practical English	•	Communication Skills

With the ECO Learning Level Check Test, users can gauge their English proficiency anytime. The test provides an approximate ALTE grade and helps users define their personal learning objectives though a selection process. ECO Learning then recommends lessons and courses that are relevant and appropriate to the users’ proficiency and needs. The Personal Learning Path can be studied alongside all other content on the platform giving users complete autonomy over their personal development.

  Giving users more control - ECO Learning empowers users to control their learning. They can pause their lessons and courses and resume at a later date. ECO Learning stores all progress and results in real-time. User can manage their account, enroll, rate and comment on content, build personal vocabulary lists, chat with other users, and check their learning progress and results on demand.

  Offering high levels of user engagement - ECO Learning is built with technology that engages learners longer. ECO users can navigate the 3D Virtual Learning Environment, interact with animated menus, be guided by 3D avatars, and be stimulated by professional audio and video lessons. Activities are varied and interactive, ensuring users remain focused and motivated, and completion rates remain high.

  Offering various levels of accessibility - ECO Learning can be:

1.	Accessed online - www.ecolearning.com
2.	Deployed on a corporate intranet as a web application.
3.	Integrated into SCORM compliant Learning Management Systems.

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

  Web-based Applications - providing browser-based and mobile software applications to allow online connectivity (ECO Learning) and learning tools to foster interaction among users (online community).

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

Competitive Analysis

The following table outlines some of the competition to the Knowledge Generator ™ product line presently in the market*:

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

Employees

Currently, we have approximately 64 full-time employees in the Company, including employees in US, Canada, China and Hong Kong.

Intellectual Property

The Company own certain Intellectual Property consisting of software commonly referred to between the parties as the “Real-Time Self Learning Systems” (the “Software”), including all copyrights, patents, trademarks, service marks and trade secrets therein (collectively, with the Software, the “Intellectual Property”) to the Company, it acquired on December 28, 2011 from Erwin Sniedzins, the Chairman of the Company’s Board of Directors, and Ucandu Learning Centres Inc., an Ontario corporation founded and controlled by Mr. Sniedzins.

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

Patents, Trademarks, and Copyrights

The Company is dependent on the ability to maintain protection of current and future intellectual property, patents, trademarks, and/or copyrights owned by the Company.

Our current intellectual property includes the “Real Time Learning and Self Improvement Educational System and Method™, also referred to as the Real-Time Self Learning Systems™” learning and training method as set forth in the U.S. Provisional Patent Application No. 60/807,028, initially filed on or about July 11, 2006 in the name of Erwin E. Sniedzins, with an updated Utility Patent Application executed on or about June 27, 2007 as set forth Utility Patent Application Transmittal filed on or about July 5, 2007 as set forth in the United States Patent and Trademark Office confirmation receipt dated July 25, 2007, including but not limited to, any and all related computer code, including any and all software products and services derived from said learning and training method and related computer code (e.g. Knowledge Generator™, Examatar™, and Syntality™ learning products and services – trademarks filed with the Canadian Intellectual Property Office), existing now or in the future, along with all trademarks, trade names (e.g. Mount Knowledge, Knowledge Generator™, KG™, Examatar™, Syntality™), technology know-how, marketing materials, owned jointly and severally by Ucandu, corporately and/or Erwin Sniedzins, personally and individually and/or assigned to or used by MTK.

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

ITEM 1A.   RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

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

Our Asian regional headquarters is located at 10/F, China Merchants Commercial Building, 15-16 Connaught Road West, Sheung Wan, Hong Kong. In addition, the Company has a technology research and development (Mount Knowledge Technologies Inc.) office at 150 Consumers Road, Suite 202, Toronto, Canada M2J 1P9, including shared space for the Company’s sales and marketing support operations in US, Canada and China.

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

ITEM 4.   RESERVED.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are quoted on the Over-The-Counter Bulletin Board under the trading symbol “MKHD.OB”. Our shares have been quoted on the Over-The-Counter Bulletin Board since October 3, 2007. We began to trade our shares of common stock on May 25, 2010 with an open share price of $.50. For the periods ending July 31, 2010, October 31, 2010, December 31, 2010, we had a per share price high of $.25 and a low of $.20, high $.17 and a low of $.15, and high of $.25 and a low of $.20, respectively,

Our transfer agent is Island Stock Transfer, of 100 2nd Avenue, S, Suite 104N, St. Petersburg, FL 33701; telephone number 727.289.0010; facsimile: 727.289.0069.

Holders of our Common Stock

As of April 8, 2011, there were 50 registered stockholders holding 100,287,123 shares of our issued and outstanding common stock after (a) the previously issued and outstanding balance of 100,080,220 on December 31, 2010, (b) the issuance of 11,166,690 shares of restricted stock to a related party for the purchase of 54.34% controlling ownership interest in Mount Knowledge USA, Inc. on January 10, 2011, (c) the issuance of 206,897 shares of restricted stock for services rendered by a contractor to the Company on February 15, 2011, (d) the issuance of 1,800,000 shares of restricted stock to certain non-related parties for the purchase of 100% ownership interest of Language Key Asia Ltd and its subsidiaries, and (e) the issuance of 480,000 shares of restricted stock to certain employees of Language Key Asia Ltd and its subsidiaries.

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

Recent Sales of Unregistered Securities

Reference is made to the Company’s Current Reports on Form 8-K dated (i) January 20, 2010, as filed with the SEC on January 27, 2010 and (ii) December 31, 2010, as filed with the SEC on January 7, 2011, as amended by Amendment No. 1 to Current Report on Form 8-K/A, as filed with the SEC on March 25, 2011 for information regarding unregistered sales of equity securities and use of proceeds by the Company during and subsequent to the fiscal year ended December 31, 2010. In addition please note the following issuances:

On August 16, 2010, we issued 1,100,000 shares of restricted stock for services rendered by a contractor to the Company. The issuance of the above referenced shares was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On February 15, 2011, we issued 206,897 shares of restricted stock (113,794 shares to Ed Cabrera and 93,103 to Aegis Capital Corp.) for services rendered by a contractor to the Company. The issuance of the above referenced shares was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On April 8, 2011, we issued 2,280,000 shares of restricted common stock restricted stock for the purchase of 100% ownership interest of Language Key Asia Ltd and its subsidiaries (1,800,000 shares to the original owners and 480,000 shares to employees of Language Key Asia Ltd and its subsidiaries). The issuance of the above referenced shares was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

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

  A payment in the amount of $125,000 on or before March 15, 2011; and

Seven (7) equal payments of $75,000 payable on first day of each month beginning on or before April 15, 2011

To date, total payments of $80,000 towards the total $1,000,000 commitment by the Company have been made. However, other advances totaling approximately $250,000 were made to one of the Language Key companies in the form of loans from October 1, 2010 and to the closing date, December 31, 2010. Management will re-allocate such loan payments and equity payments per the executed Subscription Agreement in the next financial quarter.

The purpose of the $1,000,000 subscription by the Company was to provide Language Key Asia Ltd an amount of required equity capital (or growth capital) to execute on its accelerated growth strategy and expansion plan throughout the Asia territory over the next 12 months.

3.	Accelerated Acquisition Strategy. As of 2011, the Company’s management has implemented an accelerated acquisition strategy to acquire synergistic companies in the language learning and training business sector. The Company will first target the vast English learning China market and other Asian territories in 2011, with a long-term vision of expanding into other world markets in 2012. The estimated costs initially of research and due diligence of suitable acquisitions targets is $150,000. There can be no assurance that we will be able to successfully negotiate and consummation and such acquisition with any target that we identify.

4.	Secondary Offering and/or Other Financings. We intend to raise between $2,500,000 and $5,000,000 within the next 6 months to finance our operations and acquisition strategy. Such offering may take the form of equity or debt. We make seek additional funding as deemed necessary by our management. There can be no assurance that such financing will be available to us on terms that are acceptable or at all.

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

Requirements and Utilization of Funds

To implement our plan of operations, including some or all of the above described milestones (objectives), we will need to continue to raise capital in an amount between $2.5 and $5.0 million over the next 6 month period beginning in the first quarter of 2011 on terms and conditions to be determined. Management intends to raise such capital through the issuance of equity securities. Management may elect to seek subsequent interim or “bridge” financing in the form of debt (corporate loans) as may be necessary.

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

Financial Condition, Liquidity and Capital Resources

As of December 31, 2010, we had $288,872 in the bank and $2,747 of prepaid expenses. We had revenues of $1,901,396 during the twelve-month period ended December 31, 2010. We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed marketing and sales operations.

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

Our auditors have issued a “going concern” opinion. This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our expenses. This is because anticipated revenues during the next 12 months will not be enough to satisfy our cash requirements. Accordingly, we must raise cash from sources other than from the sale of our products.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2010 which are included herein.

Our operating results for the years ended December 31, 2010 and 2009 are summarized as follows:

	SUCCESSOR	PREDECESSOR ENTITY
	ENTITY
	ONE DAY	PERIOD	YEAR
	PERIOD ENDED	JANUARY 1, 2010	ENDED
	DECEMBER 31,	TO DECEMBER	DECEMBER
	2010	30, 2010	31, 2009

Sales revenue	$-	$1,901,396	$1,478,424

Total operating expenses	-	1,194,024	789,744

Net Income (Loss)	$-	$(101,933)	$22,655

Revenues

Our revenue results for the years ended December 31, 2010 and 2009 are summarized as follows:

	SUCCESSOR	PREDECESSOR ENTITY
	ENTITY
	ONE DAY	PERIOD
	PERIOD	JANUARY	YEAR
	ENDED	1, 2010 TO	ENDED
	DECEMBER	TO DECEMBER	DECEMBER
	31, 2010	30, 2010	31, 2009

Sales revenue	$-	$1,901,396 $	1,478,424

Cost of goods sold	-	927,428	674,441

Gross profit	-	973,968	803,983

Expenses

Our expenses for the years ended December 31, 2010 and 2009 are outlined in the table below:

	SUCCESSOR	PREDECESSOR ENTITY
	ENTITY
	ONE DAY	PERIOD
	PERIOD	JANUARY	YEAR
	ENDED	1, 2010 TO	ENDED
	DECEMBER	DECEMBER	DECEMBER
	31, 2010	30, 2010	31, 2009

Selling expenses	-	14,681	-
General and administrative expenses	-	1,179,343	789,744

Total operating expenses	-	1,194,024	789,744

General and Administrative

The increase in our general and administrative expenses for the year ended December 31, 2010 compared to December 31, 2009 was primarily due to: (i) an increase in general operating expenses for the reorganization of LKA, new product development, and sales and marketing efforts.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel are included in the General and Administrative expenses. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization. Legal expenses will be ongoing during fiscal 2011 as we are subject to the reporting obligations of the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

	Successor	Predecessor
	Company	Company	Percentage
	December 31,	December 31,	Increase /
	2010	2009	Decrease

Current Assets	$780,907	$465,312	67.8%
Current Liabilities	$1,545,944	$386,626	299.9%
Working Capital	$(765,037)	$78,686	1072.3%

Cash Flows

	Successor
	Company	Predecessor Company		Percentage
	One Day	Period from
	Period	January 1,	Year
	Ended	2010 to	Ended
	December	December	December	Increase /
	31, 2010	30, 2010	31, 2009	Decrease

Cash Flows from Operating Activities	-	$(69,022)	$83,701	182.5%
Cash Flows from Investing Activities	-	$(58,881)	$(7,379)	698.0%
Cash Flows from Financing Activities	-	$155,286	$1,234	12484.0%
Net change in cash and cash equivalents	-	$38,523	$87,611	56.0%

We anticipate that we will incur approximately $250,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used in Operating Activities

We used net cash in operating activities in the amount of $ (69,022) for the period from January 1, 2010 to December 30, 2010 and $ 83,701 during the year ended December 31, 2009. Cash used in operating activities was funded by cash from financing activities.

Cash Used in Investing Activities

We used net cash in investing activities in the amount of $ (58,881) for the period from January 1, 2010 to December 30, 2010 and $ (7,379) during the year ended December 31, 2009.

Cash Provided by Financing Activities

We generated $ 155,286 net cash from financing activities for the period from January 1, 2010 to December 30, 2010 compared to net cash from financing activities in the amount of $ 1,234 during the year ended December 31, 2009. Cash generated by financing activities during 2010 is attributable mainly to related party borrowings.

Disclosure of Outstanding Share Data

As of April 15, 2011, we had 100,287,123 shares of common stock issued and outstanding..

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated limited revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations.

As of December 31, 2010, we had accumulated losses of $79,278 since January 1, 2009 and a working capital deficit of $765,037. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended December 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Costs of acquisition are capitalized subject to impairment testing, in accordance with ASC Topic 360, “Property, Plant and Equipment – Subsequent Measurement”, (formerly SFAS 144), when facts and circumstances indicate impairment may exist, as defined in Note 3, Newly Adopted Accounting Policies And Recent Accounting Guidance .

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

CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US dollars)

DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mount Knowledge Holdings, Inc.
Novi, Michigan

We have audited the accompanying consolidated balance sheet of Mount Knowledge Holdings, Inc. and its Subsidiaries (the “Successor Company” or the “Company”) as of December 31, 2010, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the one day period from December 30, 2010 to December 31, 2010 for the Successor Company and the accompanying consolidated balance sheet of Language Key Asia Ltd. and its Subsidiaries (the “Predecessor Company” or the “Company”) as of December 31, 2009, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year then ended and for the period from January 1, 2010 through December 30, 2010. These consolidated financial statements are the responsibility of the Successor Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Successor Company as of December 31, 2010, and the consolidated results of their operations and their cash flows for the one day period from December 30, 2010 to December 31, 2010 and the consolidated financial position of the Predecessor Company as of December 31, 2009 and the consolidated results of their operations and their cash flows for the year then ended and for the period from January 1, 2010 through December 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Successor Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses for the period from January 1, 2010 through December 30, 2010, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com
Houston, Texas

April 15, 2011

MOUNT KNOWLEDGE HOLDINGS, INC.
(Formerly Auror Capital Corp)
CONSOLIDATED BALANCE SHEETS

	SUCCESSOR	PREDECESSOR
	COMPANY	COMPANY
	DECEMBER 31, 2010	DECEMBER 31,
		2009
ASSETS
Current Assets:
Cash and cash equivalents	$288,872	$207,566
Accounts receivable	199,287	153,904
Unbilled revenue	188,785	77,825
Other receivables	12,433	11,547
Corporate tax recoverable	10,295	9,676
Prepaid expenses	2,747	-
Due from related parties	78,488	4,794
Total current assets	780,907	465,312

Property and equipment, net	37,019	22,819
Goodwill	375,292	-
Investment in non-consolidated subsidiary	490	-
Other assets	30,285	18,115

TOTAL ASSETS	$1,223,993	$506,246

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$133,521	$9,489
Deferred revenue	203,970	218,926
Tax payable	60,997	35,421
Other payable	108,321	4,542
Due to related parties	25,537	78,842
Wages payable	78,468	39,406
Note payable	935,130	-
Total current liabilities	1,545,944	386,626
Total Liabilities	1,545,944	386,626

Stockholders’ Equity (Deficit):

Preferred stock, $0.0001 par value, 100,000,000 shares authorized, 50,000,000 shares, designated as Series A convertible preferred stock, $0.0001 par value, 8,888,888 issued and outstanding (successor)	889	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 100,080,220 issued and outstanding, respectively (successor)	9,960	-
Ordinary A Shares, $1.00 par value, 1,000,000 authorized, 301,282 issued and outstanding at December 31, 2009 (predecessor)	-	301,282
Share subscriptions receivable	-	(100,000)
Additional paid-in capital	3,564,477	-
Accumulated other comprehensive income	353	36,377
Retained earnings (Deficit)	(3,763,628)	(118,039)
Non-controlling interest	(134,002)	-
Total Stockholders’ Equity (Deficit)	(321,951)	119,620

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,223,993	$506,246

The accompanying notes are an integral part of these consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
(formerly Auror Capital Corp.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	SUCCESSOR	PREDECESSOR COMPANY
	COMPANY
		PERIOD
	ONE DAY PERIOD	JANUARY 1, 2010	YEAR ENDED
	ENDED	TO DECEMBER	DECEMBER
	DECEMBER 31,	30, 2010	31, 2009
	2010
Sales revenue	$-	$1,901,396	$1,478,424
Cost of goods sold	-	927,428	674,441
Gross profit	-	973,968	803,983
Operating expenses:
Selling expenses	-	14,681	-
General and administrative expenses	-	1,179,343	789,744
Total operating expenses	-	1,194,024	789,744
Income (loss) from operations	-	(220,056)	14,239
Other income	-	154,590	23,708
Interest expense	-	(565)	(554)
	-
Income (loss) before income tax		(66,031)	37,393

Income tax expense	-	35,902	14,738
Net Income (Loss)	-	(101,933)	22,655
Net income (loss) attributable to non-controlling interest	-	-	-
Net Income (loss) attributable to common shareholders	$-	$(101,933)	$22,655

Other Comprehensive Income (Loss)
Net Income (Loss)	$-	$(101,933)	$22,655
Foreign currency translation adjustment		9,553	9,329
Total Comprehensive Income (Loss)	$-	$(92,380)	$31,984
Net income (loss) per share - basic and diluted	$0.00	N/A	N/A
Weighted average shares outstanding – basic and diluted	86,633,536	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
(formerly Auror Capital Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	SUCCESSOR	PREDECESSOR COMPANY
	COMPANY
	ONE DAY	PERIOD
	PERIOD ENDED	JANUARY 1,	YEAR ENDED
	DECEMBER 31,	2010 TO	DECEMBER 31,
	2010	DECEMBER 30,	2009
		2010

Cash Flows from Operating Activities:
Net income (loss)	$-	$(101,933)	$22,655
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	7,862	6,363
Shares issued for consulting service provided	-	24,428	-
Changes in operating assets and liabilities:
Accounts receivable	-	(41,772)	(9,503)
Unbilled revenue	-	(107,385)	38,364
Other receivables	-	(464)	(2,469)
Prepaid expenses	-	(2,751)	-
Other assets	-	(11,838)	(1,585)
Accounts payable and accrued liabilities	-	23,301	(20,334)
Deferred revenue	-	(20,780)	37,881
Taxes payable	-	23,418	32,178
Other payable	-	101,902	(720)
Wages payable	-	36,990	(19,129)
Net cash provided by (used in) operating activities	-	(69,022)	83,701

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(21,731)	(6,965)
Advances/loans to related parties	-	(37,150)	(414)
Net cash used in investing activities	-	(58,881)	(7,379)

Cash Flows from Financing Activities:
Repayment of related party loans	-	-	(7,381)
Proceeds from related parties	-	155,286	8,615
Net cash provided by financing activities	-	155,286	1,234

Effect of exchange rate changes on cash	-	11,140	10,055

Net change in cash and cash equivalents	-	38,523	87,611

Cash and cash equivalents at beginning of period	-	207,566	119,955

Cash and cash equivalents at end of period	$-	$246,089	$207,566

Supplemental disclosure of cash flow information:

Interest expense paid	$-	$-	$-
Income taxes paid	-	14,617	-

Noncash Investing and Financing Activities:

Promissory note issued to settle other payable	$65,776	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
(formerly Auror Capital Corp.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Successor Company				Predecessor Company

								ACCUMULATED				TOTAL
							ADDITIONAL	OTHER		RETAINED	NON-	STOCKHOLDERS'
	PREFERRED STOCK		COMMON STOCK		ORDINARY A SHARE		PAID-IN	COMPREHENSIVE	SUBSCRIPTION	EARNINGS	CONTROLLING	EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME	RECEIVABLE	(DEFICIT)	INTEREST	(DEFICIT)
Predecessor Company
Balances at December 31, 2008	-	$-	-	$-	301,282	$301,282	$-	$27,048	$-	$(140,694)	$-	$187,636

Net income for the year	-	-	-	-	-	-	-	-	-	22,655	-	22,655
Share subscription Receivable	-	-	-	-	-	-	-	-	(100,000)	-	-	(100,000)
Foreign currency translation adjustment	-	-	-	-	-	-	-	9,329	-	-	-	9,329

Balances at December 31, 2009	-	-	-	-	301,282	301,282	-	36,377	(100,000)	(118,039)	-	119,620
Net income for the period	-	-	-	-	-	-	-	-	-	(101,933)	-	(101,933)
Shares issued for consulting fees	-	-	-	-	24,428	24,428	-	-	-	-	-	24,428
Foreign currency translation adjustment	-	-	-	-	-	-	-	9,553	-	-	-	9,553

Balances at December 30, 2010	-	$-	-	$-	325,710	$325,710	-	$45,930	(100,000)	$(219,972)	$-	$51,668

Successor Company
Balances at December 30, 2010		$-	86,633,536	$8,663	-	$-	$940,841	$353	$-	$(1,190,694)	$-	$(240,837)

December 31, 2010 – recapitalization of stock issued in share exchange with Mount Knowledge USA, Inc.	8,888,888	889	11,166,690	1,117	-	-	2,263,816	-	-	(2,572,934)	(134,002)	(441,114)

December 31, 2010 – stock issued for acquisition of Language Key Asia Ltd.	-	-	1,800,000	180	-	-	359,820	-	-	-	-	360,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	-

Balances at December 31, 2010	8,888,888	$889	$99,600,226	$9,960	-	$-	$3,564,477	$353	$-	$(3,763,628)	$(134,002)	$(321,951)

The accompanying notes are an integral part of these consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
(Formerly Auror Capital Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Mount Knowledge Holdings, Inc. (“MKHD”) (the “Company” or “Successor Company”) was incorporated as Auror Capital Corp. under the laws of the State of Nevada on March 16, 2006. On January 25, 2010, the Company filed an amendment and restatement to the Articles of Incorporation of the Company with the State of Nevada, which were approved by the Board of Directors on October 20, 2009 by written consent in lieu of a special meeting in accordance with the Nevada Corporation Law, changing its name to Mount Knowledge Holdings, Inc. and increasing the number of authorized common and preferred shares.

The Company began as an exploration stage company engaged in the acquisition and exploration of mineral properties. On January 23, 2009, the Company decided to abandon its mineral claim due to unsuccessful explorations to date and inability to attract investment capital to proceed with further exploration on the claim.

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

On October 19, 2010, the Company formed Mount Knowledge Asia Ltd, a Hong Kong corporation (wholly owned by Company) for the purposes of facilitating the acquisition of Language Key Asia Ltd and to acquire other Business-to- Business (B2B) and Business-to-Consumer (B2C) business interests throughout Asia.

On December 16, 2010, the Company acquired 490,000 shares of common stock of Mount Knowledge Technologies, Inc., an Ontario corporation (f/k/a 1827281 Ontario Inc.) (“MTK Tech”) for a purchase price of $490, representing 49% ownership interest in MTK Tech with the remaining 51% ownership interest of MTK Tech owned and held by Ucandu Learning Centres Inc., an Ontario corporation, controlled by a director of the Company. MTK Tech provides software development services for the Company pursuant to an executed Services Agreement dated December 1, 2010 with Mount Knowledge USA, Inc., a subsidiary of the Company.

On December 31, 2010, the Company acquired, via Mount Knowledge Asia, 100% ownership of Language Key Asia Ltd. (“LKA” or Predecessor Company”), a Hong Kong corporation formed in October 2010 as a holding company for ownership interests in Business-to-Business operations in Asia. LKA was established to centralize the administrative, governance, management, and financing for the Language Key Group of companies (“LK Group”), all of which are wholly-owned by LKA, which consists of

a)	Language Key Corporate Training Solutions Ltd., a Hong Kong corporation, and formerly The Language Key China Ltd., established on August 21, 2002 (“LKCTS”),

b)	The Language Key Training Ltd., a Hong Kong corporation established on March 21, 2003, (“LKTR”),

c)	The Language Key China Ltd., a Wholly Owned Foreign Enterprise registered in Shanghai, China established on October 11, 2002, (“LKCH”), and

d)	Language Key Publishing Ltd., established on January 11, 2011 (“LKPUB”).

LKA was further established to enable the efficient acquisition of the LK Group by the Company and to be the vehicle into which to receive equity capital contributions from the Company.

The LK Group provides custom-tailored business English and communications skills courses and workshops, executive coaching and other related services to public and private sector clients.

As all of the companies in the LK Group are under common control, this structure has been accounted for as a reorganization of entities under common control and the financial statements have been prepared as if the reorganization had occurred retroactively.

Upon the completion of the Language Key Asia Acquisition, LKA became a wholly owned subsidiary of Mount Knowledge Holdings, Inc. (See Note. 3) and the Successor Company no longer qualified as a development stage enterprise as defined under SFAS No. 7 “Accounting and Reporting by Development Stage Enterprises.”

On December 31, 2010, the Company acquired a 54.34% interest in Mount Knowledge USA, Inc. (“MTK USA”) by issuing 11,166,690 shares of its common stock and 8,888,888 shares of its Series A Convertible Preferred Stock.

MTK USA markets, sells and distributes a proprietary real time self learning system software application domestically and internationally to a variety of customers, including individuals, schools, government agencies, and businesses.

The following chart sets forth the structure of Mount Knowledge Holdings, Inc. and its subsidiaries:

The following chart sets forth the structure of Language Key Asia Ltd. and its subsidiaries:

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). The Company’s functional currency is the US dollar. The LK Group’s functional currencies are the Chinese Renminbi and Hong Kong dollar. However, the accompanying financial statements have been translated and presented in United States dollars.

On December 31, 2010, the Company changed its fiscal year end from October 31 to December 31.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in preparing the accompanying consolidated financial statements.

Language Key Asia Ltd. is deemed as the Predecessor and Mount Knowledge Holdings, Inc. is the Successor for the purpose of financial reporting in accordance with SEC rules.

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

Basic and Diluted Loss per Share

In accordance with the Accounting Standards Codification (ASC) subtopic 260-10 (formerly SFAS No. 128 “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2010, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Foreign Currency Translation

Mount Knowledge Holdings, Inc.’s functional currency is the U.S. dollar.

While Language Key Asia Ltd. presents its consolidated financial results and accompanying notes in U.S. dollar terms, its functional currency for its operations in The People’s Republic of China (“PRC”) is the Chinese Renminbi, and its functional currency for its operations in Hong Kong is the Hong Kong dollar. Transactions in Renminbi and Hong Kong dollars are translated into U.S. dollars as follows:

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

Accounts Receivable

The Company records an Account Receivable when it issues an invoice for a particular training contract. Accounts Receivable is reduced by the collection of payments from clients for such invoices. Invoices issued prior to the start of a training course, and therefore in advance of the recognition of any revenue associated with that training course, are classified on the Company’s balance sheet as Deferred Revenues. The Company currently does not maintain an Allowance for Doubtful Accounts due to its good collections history with its clients.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets as set out below:

	Residual Value	Estimated Useful Life
Office furniture and equipment	5%	5 years
Vehicles	5%	5 years

Investment in Unconsolidated Subsidiary

The Company has investments in certain subsidiary of which the Company does not have a majority-ownership interest that do not require consolidation. The investment is accounted for under the equity method.

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

Goodwill

Goodwill represents the excess of purchase price and the estimated fair value of the identifiable assets acquired and liabilities assumed. In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is reviewed for impairment annually in the fourth quarter of each of its fiscal year or more frequently if facts and circumstances warrant a review. The provisions of ASC 350 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

Comprehensive Income

The Company has adopted ASC220, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances in a full-set of general-purpose financial statements. The Company’s accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments.

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

Revenue Recognition

The Company and its subsidiaries recognize revenues from training sales equally over the duration of training contracts. Revenues recognized for training courses that commence prior to an invoice being issued are classified on the Company’s balance sheet as unbilled revenues.

Related parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

2.	GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, for the period from January 1, 2009 through December 31, 2010, the Company incurred net losses aggregating $79,278. In addition, the Company had a working capital deficit of $765,037 and an accumulated deficit of $686,351 as of December 31, 2010. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and become successful in marketing products under the license agreement described above. Management has plans to seek additional capital through debt, and private and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.	ACQUISITIONS

a)	Language Key Asia Ltd. (“LKA”)

On December 31, 2010, MKHD announced an agreement on the terms of the acquisition of all of the Ordinary A stock of LKA, being 325,710 shares, by Mount Knowledge Asia Ltd. for cash of $66,960 and 1,800,000 common shares of MHKD at a fair value of $0.20 per share, based on the closing price of MKHD’s common stock at December 31, 2010.

The acquisition valued the entire issued share capital of LKA at $426,960. As a result of the acquisition, LKA became a wholly owned subsidiary of MKA. The Acquisition closed on December 31, 2010.

The acquisition of LKA was accounted for as a business combination under ASC 805, Business Combinations, using the acquisition method. Accordingly, the results of LKA have been included in the Company's consolidated financial statements since the date of acquisition. The components of the consideration paid are shown below.

The purchase price of $426,960 was allocated based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition using available information and certain assumptions management believed reasonable. The following table summarizes the allocation of the purchase price:

Assets Acquired
Cash	$246,089
Accounts receivable	199,287
Unbilled revenue	188,785
Due from related parties	41,907
Other current assets	25,475
Property, equipment and other assets	67,304
768,847

Liabilities Assumed
Deferred revenue	(203,970)
Accrued liabilities	(32,910)
Due to related parties	(233,697)
Other current liabilities	(246,602)
(717,179)

Net Assets acquired	51,668

Consideration paid
Cash	66,960
1,800,000 common shares @ fair value of $0.20	360,000
426,960

Goodwill Acquired	375,292

The acquisition resulted in allocations of the purchase price to goodwill of $375,292. Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company determined that the acquisition of LKA resulted in the recognition of goodwill primarily because the acquisition is expected to help LKA to reach critical mass and shorten the timeframe to its long term financial and strategic objectives through geographic and training product expansion, as well as through the development, launch, and ongoing support of ECO-Learning.

The goodwill is subject to review for impairment as indicators of impairment develop and otherwise at least annually.

The Company assumed certain liabilities in the acquisition including deferred revenue that was ascribed a fair value of $203,970 using a cost-plus profit approach. The Company is amortizing deferred revenue over the remaining term of the contracts, which reflects the estimated period to satisfy these contract obligations.

b)	Mount Knowledge USA, Inc.

On December 31, 2010, the Company entered into a Definitive Agreement with Mount Knowledge USA, Inc. and Birch First Advisors, LLC pursuant to which the Company acquired 11,166,690 shares of common of Mount Knowledge USA, Inc. and 8,888,888 shares of Series A Convertible Preferred stock. In exchange for the Mount Knowledge USA, Inc. securities, the Company issued 11,166,690 shares of its common stock and 8,888,888 shares of its Series A Convertible Preferred Stock. As a result, the Company owns 54.34% of the outstanding shares of Mount Knowledge USA, Inc. common stock and 100% of the outstanding shares Mount Knowledge USA, Inc. Series A Preferred Stock. The combined balance sheets as of December 31, 2010 are presented under the "as if pooling-of-interest method" of accounting, as the entities are under common control, giving effect to the merger with the Subsidiary, as if it had occurred since inception.

4.	INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

On December 16, 2010, the Company acquired 49% of the ownership interest in Mount Knowledge Technologies Inc. (formerly known as 1827281 Ontario Inc.) formed on June 16, 2010 as a technology development company to oversee new technological advancements of the Company’s Intellectual Property acquired on December 29, 2010. Ucandu Learning Centres Inc (“Ucandu”), a company owned by Erwin Sniedzins, the Company’s chairman and director, owns the remaining 51% of Mount Knowledge Technologies Inc. The ownership structure of Mount Knowledge Technologies Inc. enables it to seek small business development incentive programs and other private and public research initiatives available in Canada. The investment in Mount Knowledge Technologies Inc. is recorded by the Company using the equity method of accounting.

Subsequently, on December 28, 2010, the Company entered into a five-year Option Agreement with Ucandu to purchase the remaining 510,000 shares of common stock of MTK Tech (51%) for an exercise price of 100,000 shares of the Company’s common stock, at the Company’s discretion. As of April 15, 2011, the Company had not exercised the Option with Ucandu.

5.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	Successor	Predecessor
	2010	2009
Account receivable	$199,287	$153,904
Allowance for doubtful accounts	-	-
Accounts receivable	$199,287	$153,904

6.	UNBILLED REVENUE

Unbilled revenue consisted of the following:

	December 31,
	Successor	Predecessor
	2010	2009
Unbilled revenue	$188,785	$77,825

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,
	Successor	Predecessor
	2010	2009
Office Equipment, Furniture, and Fixture	$65,966	$43,690
Accumulated depreciation	(28,947)	(20,871)
Total property and equipment, net	$37,019	$22,819

8.	DEFERRED REVENUE

Deferred revenue consisted of the following:

	December 31,
	Successor	Predecessor
	2010	2009
Deferred revenue	$203,970	$218,926

9.	Notes Payable

Successor Company

During 2010, the Company received loans totaling $869,354 from third parties. On December 31, 2010, these advances were converted to notes payable which are unsecured, bear interest at 5% per annum beginning December 31, 2010 and mature on December 31, 2011. In March 2011, $719,354 of these advances was converted into 4,795,694 common shares of MTK USA, with a total remaining balance of $150,000 in Notes Payable.

On December 31, 2010, LKA executed a promissory note in the principal amount of $65,776 in favor of Foxglove International Enterprises Ltd. (“Foxglove”) in satisfaction of certain royalty payments owed by The Language Key Training, Ltd. to Foxglove for fiscal years 2008 and 2009.

This Note bears no interest, and is to be repaid in 12 monthly installments. As of December 31, 2010, no payments had been made against the promissory note, however, subsequent to year-end, total payments of $12,790 were made and as of this filing, the balance of the promissory note was $52,986.

10.	RELATED PARTY TRANSACTIONS

Related party transactions were in the normal course of operations and were measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

The related parties consist of the following:

(1)	The Language Key China Ltd. Guangzhou (“LKGZ”), branch office of LKA’s China subsidiary that was incorporated in December 2010 but whose accounting books were opened in January 2011
(2)	Foxglove Enterprises International Ltd. (“Foxglove”), Former owner of the “Language Key” trademark, which is controlled by a relative of one of the former LKA shareholders.
(3)	Mr. Dirk Haddow, current CEO of LKA
(4)	Mr. Jeff Tennenbaum, current CFO of LKA
(5)	Mr. Mark Wood, former shareholder of LKA
(6)	Mr. Chris Durcan, former shareholder of LKA
(7)	Former LKA Shareholders; (a) Dirk Haddow, (b) Mark Wood, and (c) Chris Durcan
(8)	The Language Key Training Ltd. (“LKBVI”), a British Virgin Islands corporation that was a former affiliate of one of LKA’s subsidiaries that was owned by the Former LKA shareholders.
(9)	Birch First Advisors, LLC, an affiliate and consultant to the Company.
(10)	Practical Business Advisors, LLC, a company controlled by Daniel A. Carr, the Company’s President, CEO, Treasurer, and Director.

Due from related parties consists of the following:

	December 31,
	Successor	Predecessor
	2010	2009
The Language Key China Ltd. Guangzhou	$36,915	$-
Birch First Advisors, LLC	41,573
Mr. Chris Durcan	-	4,794
Total due from related parties	$78,488	$4,794

At December 31, 2010, the amounts due from related parties consisted of funds due from the LKCH's Guangzhou branch, which, while it was incorporated in December 2010, did not have opened bank accounts until January 2011. As of this filing, the amounts due from the Guangzhou branch would be eliminated in LKCH, and therefore within LKA's consolidated financial statements.

At December 31, 2010, Birch First Advisors, LLC, controlled by a shareholder of Mount Knowledge USA, Inc., providing management and advisory services held prepaid expenses from the Company in the amount of $41,573. These expense advances are non-interest bearing and will be applied to future services to be rendered.

During the year ended December 31, 2009, the amounts due from related parties consisted entirely of amounts due from a former shareholder. During the period from January 1, 2010 through December 30, 2010, this amount was forgiven and subsequently written off.

Due to related parties consists of the following:

	December 31,
	Successor	Predecessor
	2010	2009
Mr. Jeff Tennenbaum	$8,697	$-
Foxglove	-	46,164
Former LKA Shareholders	-	9,413
Mr. Dirk Haddow	-	19,149
Mr. Mark Wood	-	4,116
Practical Business Advisors, LLC	16,840	-
Total due to related parties	$25,537	$78,842

Accounts payable to Practical Business Advisors, LLC totalling $16,840 as of December 31, 2010. These represented payables for services provided by an entity controlled by the Company’s president.

During the year ended December 31, 2009, amounts due to related parties primarily consisted of amounts due to LKA's shareholders as of that date, and amounts due to Foxglove, a related party, of which the beneficiaries were the LKA's shareholders as of that date, for the right to use the "Language Key" trademark in Hong Kong.

At December 30, 2010, the amounts due to LKA's shareholders were waived by their mutual consent and recognized as non-operating income by LKA for the period from January 1, 2010 through December 30, 2010.

Also during the year ended December 31, 2009, pursuant to an agreement that was in place from 2008 until March 31, 2009, the Former LKA Shareholders, through LKBVI, had a Licensing Agreement with its subsidiary at that date, The Language Key Training Ltd. (" LKTR"), a Hong Kong corporation, such that LKBVI would earn a Licensing Fee equal to 15% of LKTR's prior month's revenues for the use of training courses and materials owned by LKBVI. The Licensing Fee was paid monthly until March 2009, after which time it ceased to be in effect. For the period during the year ended December 31, 2009 that the Licensing Agreement was in effect, Licensing Fees in the amount of $24,849 were paid by LKTR to LKBVI. Further, on August 24, 2010, pursuant to LKA' s corporate restructuring, LKTR was acquired by one of LKA' s subsidiaries, LKCTS, in a one-for-one (1:1) share exchange with LKBVI, thereby ending LKBVI' s affiliation with LKTR.

11.	STOCKHOLDERS’ DEFICIT

Successor Company

As of December 31, 2010, the Company’s authorized shares consisted of the following:

a)	100,000,000 preferred shares with 50,000,000 designated as Series A convertible, par value $0.0001

b)	200,000,000 common shares, par value $0.0001

Preferred Stock

8,888,888 shares of Series A convertible preferred stock were issued as partial consideration in the acquisition of Mount Knowledge USA, Inc. per the share exchange agreement entered on December 31, 2010.

Common Stock

On December 31, 2010, the Company acquired a 54.34% interest in Mount Knowledge USA, Inc by entering into a share exchange agreement pursuant to which the Company acquired 8,888,888 shares of series A convertible preferred stock of Mount Knowledge USA, Inc. and 11,166,690 shares of common stock of Mount Knowledge USA, Inc. In exchange for the Mount Knowledge USA securities, the Company issued 8,888,888 shares of its series A convertible preferred stock and 11,166,690 shares of its common stock.

On December 31, 2010, the Company acquired 325,710 of the ordinary shares (100%) of Language Key Asia Ltd. (“LKA”), a company incorporated in Hong Kong on October 13, 2010. Consideration comprised 1,800,000 shares of common stock of the Company.

On December 31, 2010, the Company agreed to issue to LKA and/or its assigns at closing a total of 480,000 shares of the Common Stock of the Company at a value of $0.001 per share, subject to a 12 month sale restriction from the date of issuance, for the purpose of providing certain employee stock incentives (signing bonus) for key management personnel of LKA.

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

The fair value of the warrants was determined using the Black-Scholes option pricing model. The significant assumptions used in the model include the following:

Expected dividend yield - 0%
Estimated share price volatility - 120%
Risk-free interest rate - 1.41%
Expected life of warrants - 3 years

On December 27, 2010, the Company entered into an agreement to cancel the 8,888,888 common stock warrants and the associated software license agreement.

There were no common stock options or warrants granted prior to December 31, 2009. A summary of the common stock warrant activity for the year ended December 31, 2010 is as follows:

	Number	Weighted Average
	of Shares	Exercise Price
Balance at December 31, 2009	--	$--
Granted	8,888,888	0.0001
Granted	12,000,000	0.15
Granted	12,000,000	0.20
Cancelled	(8,888,888)	0.0001

Balance at December 31, 2010	24,000,000	$0.18

The range of exercise prices and the weighted average remaining life of the warrants outstanding at December 31, 2010 were $0.15 to $0.20 and 2.5 years, respectively. The Company evaluated its warrants under ASC 815 for consideration of derivative treatment and determined they do not qualify to be accounted for as derivatives.

Predecessor Company

As of December 30, 2010, the authorized shares of Language Key Asia Ltd. consisted of the following:

a)	1,000,000 shares of Ordinary A Common Stock, par value $1.00 (325,710 shares issued and outstanding as of December 30, 2010)

b)	10,000,000 shares of Ordinary B Common Stock, par value $0.10 (zero shares issued and outstanding as of December 30, 2010)

c)	100,000,000 Preferred shares, par value $0.01 (zero shares issued and outstanding as of December 30, 2010)

On December 14, 2010, the LKA granted 24,428 shares of Ordinary A stock, at par value $1.00 per share, to a consultant of LKA, as compensation for consulting services provided, for a total consideration of $24,428.

On December 31, 2010, Dirk Haddow, Mark Wood, Chris Durcan, Jeff Tennenbaum, and Language Key Training Ltd. (“LKBVI”), a British Virgin Islands Corporation owned and controlled by Dirk Haddow, Mark Wood and Chris Durcan (collectively, the “Sellers”), sold 325,710 Ordinary A Shares of LKA, owned and held by the Sellers, in exchange for an aggregate of 1,800,000 shares of MKHD common stock in accordance with the terms and conditions of the executed Share Exchange Agreement on December 31, 2010.

As a result of the completion of the transactions contemplated by MKHD on December 31, 2010, MKHD, through its wholly-owned subsidiary, Mount Knowledge Asia Ltd., owns 100% of the ordinary shares of the Company.

12.	COMMITMENTS AND CONTINGENCIES

On December 31, 2010, the Company and MKA, its wholly-owned subsidiary, entered into a subscription agreement with LKA for the purchase by the Company or MKA of 10,000,000 shares of Ordinary B stock of LKA for an aggregate purchase price of $1,000,000, which is due over 12 months. During 2011, as of the date of this filing, the Company has fulfilled $80,000 of its $1,000,000 stock subscription in LKA.

On December 31, 2010, LKA and LK BVI entered into a licensing agreement pursuant to which LKA granted to LK BVI the right to use, rework and/or publish certain existing training content developed prior to December 31, 2010 owned and held LKA for a term of 88 years.

On December 28, 2010, the Company entered into an intellectual property purchase agreement to acquire the Real-Time Self Learning Systems software including all copyrights, patents, trademarks, service marks and trade secrets therein. The purchase price for the intellectual property is payable in two instalments. The amount of the first instalment, which is due on December 28, 2011, will be determined based upon the appraised value of the property as of December 28, 2010 and will range between zero and $1,023,667. The company may elect to pay the first instalment in cash or stock. The second instalment equal to 2,500,000 common shares of the Company is due on December 28, 2012.

On December 28, 2010, the Company entered into an independent contractor agreement for sales and marketing and technology services to over a term of 36 months. The Company will pay an aggregate of $432,000 in equal monthly payments of $12,000 per month, commencing on January 3, 2011.

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

Lease Obligation

Subsidiaries of LKA have entered into multiple lease agreements for their office space. LKA’s consolidated rent expense for the years ending December 31, 2010 and 2009 was $141,005 and $92,378. As of December 31, 2010, LKA’s consolidated commitments for minimum lease payments under these un-revocable operating leases for the next five years are as follows:

Year ending December 31,	Payments due

2011	$76,850
2012	32,708
2013 to 2015	-
Total	$109,558

Tax issues

The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises had completed their relevant tax filings, hence the Company's PRC subsidiaries’ tax filings may not be finalized. It is therefore uncertain as to whether the PRC tax authority may take different views about the Company's PRC subsidiary’s tax filings which may lead to additional tax liabilities.

One area in which the Company’s PRC subsidiary faces such uncertainty is with respect to China's Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer Income (" Circular 698") that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation (SAT) released a circular (Guoshuihan No. 698 - Circular 698) on December 10, 2009 that addresses the transfer of shares of Chinese resident companies by nonresident companies. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. While Circular 698 does not apply to shareholders who are individuals, Language Key Corporate Training Solutions Ltd., the sole shareholder of The Language Key China Ltd., and a wholly owned subsidiary of LKA, is a Hong Kong corporation. The PRC authority has the discretion to determine whether this enterprise shareholder is treated as a resident enterprise. If such shareholder is recognized as a non-resident enterprise, Circular 698 may be applicable to the Share Exchange Agreement due to the transfer of shares of LKA, which indirectly holds the equity interests of The Language Key China Ltd., to the Company. Circular 698 provides that where a non-resident enterprise investor indirectly transfers the equity of a PRC resident enterprise, if the overseas intermediary holding company being transferred by the non-resident enterprise is established in a country/region where the effective tax rate is less than 12.5% or which does not tax the overseas income of its residents, the non-resident enterprise must submit the required documents to the PRC tax authority in charge of the PRC resident enterprise within 30 days after the equity transfer agreement is concluded. However, there is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise.

LKA has sought the advice of PRC legal counsel regarding the application of and the risks associated with Circular 698. Circular 698, which provides parties with a short period of time to comply its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company.

Based upon the advice of legal counsel, during January 2011, LKA retained an accounting and tax advisory firm (the "Advisory Firm") to assist in the preparation and submission of the necessary documents to the SAT for the purpose of applying to be recognized as a resident enterprise per the definition of Circular 698 following its acquisition by MKHD. Said designation would make LKA exempt from a 10% withholding tax on the equity transfer gains resulting from the sale of LKA and the pro-rata value of its China subsidiary, LKCH, relative to the overall transactional value of the acquisition.

Per the guidelines provided by the Advisory Firm, LKA completed the preparation of the documents required for submission to the SAT. Prior to the end of thirty (30) day submission deadline from the date of the acquisition, the Advisory Firm, acting as the official representative of the Company, met with a representative of the local SAT office of the in Pudong, Shanghai and was verbally informed by said representative that LKA was not required to file any documents on the completed acquisition. Despite the initial conclusion by the Advisory Firm and the local SAT office, LKA intends to proactively submit formal documents to the SAT in the second quarter of 2011 in order to remain in good standing with the PRC tax authority and to receive a written confirmation of the designation and exemption.

If the PRC tax authorities determine that Circular 698 applies to the Share Exchange Agreement and LKA needs to pay withholding taxes on the pro-rata equity transfer gains of LKCH, the taxes would equal the equity transfer gains applicable to LKCH multiplied by the applicable income tax rate determined by the PRC tax authorities, and pursuant to Circular 698, equity transfer gains will equal the balance of the equity transfer price after deducting the cost of equity investment in LKCH. LKA’s legal counsel had advised that the pertinent tax rate to be applied against such equity transfer gains would be 10%.

While LKA cannot be certain of how the PRC tax authorities will treat the matter because the consideration received by LKA’s former shareholders in the Share Exchange Agreement was exclusively in the form of the publicly traded common stock of MKHD, LKA can, based on certain assumptions, estimate the potential tax liability. On the closing date of the Share Exchange Agreement, the share price of MKHD was $0.20 per share. As LKA’s shareholders received 1,800,000 in exchange for one hundred (100%) percent of their equity in LKA, the dollar value of the consideration was $360,000. At the time of the Share Exchange Agreement, the registered capital of LKCH was $140,000. Therefore, if one hundred (100%) percent of the acquisition consideration received by the former shareholders of LKA were attributable to LKCH, then the equity transfer gain would be $220,000. Applying a ten (10%) percent withholding tax to this amount yields a tax liability of $22,000. However, LKA regards this estimated tax amount to be the upper limit of its potential tax liability because not all of the consideration received by its former shareholders in the Share Exchange Agreement was attributable to LKCH. In addition to LKCH, LKA has an operating subsidiary in Hong Kong (LKTR) which generates significant revenues and holds the rights to the "Language Key" trademark in the PRC. Therefore, LKA believes that a certain percentage of the consideration received by its former shareholders in the Share Exchange Agreement would be attributable to LKTR. However, due to the short history of the New EIT law and lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC resident enterprise tax treatment of LKA.

13.	INCOME TAXES

United States

The Company incorporated in United States, and is subject to tax on income or capital gain under the current laws of the United States.

Taxation in the income statement represents the provision for US profits tax for the period. US profits tax is calculated at 34% of the estimated assessable profit for the tax period.

Prior to the acquisitions of MKT USA and Language Key Asia Ltd, the Company had minimal operations and generated no revenue. Consequently, the Company incurred net operating losses through December 31, 2010.

The Company’s subsidiary, LKA is incorporated in Hong Kong, and is subject to tax on income or capital gain under the current laws of the Hong Kong. LKA's subsidiaries are subject to income tax as described below.

Hong Kong

Taxation in the income statement represents the provision for Hong Kong profits tax for the period. Hong Kong profits tax is calculated at 16.5% of the estimated assessable profit for the period.

The charge for current income tax is based on the results for the period as adjusted for items that are non-assessable or disallowed. Income tax is calculated using tax rates that have been enacted or substantively enacted by the end of the reporting period.

Deferred tax is provided, using the liability method, on all temporary differences at the end of the reporting period between the tax bases of assets and liabilities and their carrying amounts in the financial statements. However, if the deferred tax arises from initial recognition of an asset or liability in a transaction other than a business combination that at the time of the transaction affects neither the accounting profit nor taxable profit or loss, it is not accounted for.

The deferred tax liabilities and assets are measured at the tax rates that are expected to apply to the period when the asset is recovered or the liability is settled, based on tax rates and tax laws that have been enacted or substantively enacted at the end of the reporting period. Deferred tax assets are recognized to the extent that it is probable that future taxable profit will be available against which the deductible temporary differences, tax losses and credits can be utilized.

The People's Republic of China (PRC)

Prior to January 1, 2008, LKA was governed by the previous Income Tax Law (the " Previous Tax Law") of China. Under the Previous Tax Law, LKA's PRC subsidiary, The Language Key China Ltd. was entitled various preferential tax treatments.

On March 16, 2007, the National People's Congress passed the new Enterprise Income Tax law (the " new EIT law") which imposes a single income tax rate of 25% for most domestic enterprises and foreign investment enterprises. The new EIT law was effective as of January 1, 2008. The new EIT law provides a five-year transition period from its effective date for those enterprises which were established before March 16, 2007 and which were entitled to a preferential lower tax rate under the then effective tax laws or regulations, as well as grandfathering tax holidays.

The new EIT Law also provides that an enterprise established under the laws of foreign countries or regions but whose "de facto management body" is located in the PRC be treated as a resident enterprise for PRC tax purposes and consequently be subject to the PRC income tax at the rate of 25% for its worldwide income. The Implementing Rules of the new EIT Law merely defines the location of the "de facto management body" as " the place where the exercising, in substance, of the overall management and control of the production and business operation, personnel, accounting, properties, etc., of a non-PRC company is located." On April 22, 2009, the PRC State Administration of Taxation further issued a notice entitled "Notice Regarding Recognizing Offshore-Established Enterprises Controlled by PRC Shareholders as Resident Enterprises Based on Their Place of Effective Management." Under this notice, a foreign company controlled by a PRC company or a group of PRC companies shall be deemed as a PRC resident enterprise, if (i) the senior management and the core management departments in charge of its daily operations mainly function in the PRC; (ii) its financial decisions and human resource decisions are subject to decisions or approvals of persons or institutions in the PRC; (iii) its major assets, accounting books, company seals, minutes and files of board meetings and shareholders' meetings are located or kept in the PRC; and (iv) more than half of the directors or senior management personnel with voting rights reside in the PRC. Based on a review of surrounding facts and circumstances, the Company does not believe that it is likely that its operations outside of the PRC should be considered a resident enterprise for PRC tax purposes. However, due to limited guidance and implementation history of the new EIT Law, should the Company be treated as a resident enterprise for PRC tax purposes, the Company will be subject to PRC tax on worldwide income at a uniform tax rate of 25% retroactive to January 1, 2008.

The new EIT Law also imposes a withholding income tax of 10% on dividends distributed by a foreign invested enterprise to its immediate holding company outside of China, if such immediate holding company is considered as a non-resident enterprise without any establishment or place within China or if the received dividends have no connection with the establishment or place of such immediate holding company within China, unless such immediate holding company’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. Such withholding income tax was exempted under the previous income tax regulations.

LKA’s subsidiary, The Language Key China Ltd., as an enterprise established in Shanghai, PRC, was entitled to a preferential enterprise tax rate of 18% prevailing in Pudong Economic Zone for all years before 2008, and the following preferential rates started on January 1, 2008:

Year	Tax Rate
2008	18%
2009	20%
2010	22%
2011	24%
2012 and thereafter	25%

The income tax expense in the consolidated statements of operations consisted of:

	During the period
	Successor
	Company	Predecessor Company
	One day period
	ended December
	31, 2010	2010.1-12	2009

Hong Kong Enterprise Income Tax	$-	$-	$-

PRC Enterprise Income Tax	-	35,902	14,738

Income taxes, net	$-	$35,902	$14,738

A reconciliation between the income tax computed at the U.S. statutory rate and the Company's provision for income tax in Hong Kong is as follows:

	During the period
	Successor
	Company	Predecessor Company
	One day period
	ended December
	31, 2010	2010.1-12	2009

U.S Feberal income tax statutory rate	-	34.0%	34.0%

U.S Feberal income tax statutory rate	-	-34.0%	-34.0%

Hong Kong Statutory rate	-	16.5%	16.5%
Loss not subject to income tax	-	-16.5%	-16.5%

Effective tax rate	-	0.0%	0.0%

A reconciliation between the income tax computed at the U.S. statutory rate and the Company's provision for income tax in the PRC is as follows:

	During the period
	Successor
	Company	Predecessor Company

	One day period
	ended December
	31, 2010	2010.1-12	2009
U.S Federal income tax statutory rate	-	34.0%	34.0%
Foreign income not recognized	-	-34.0%	-34.0%
PRC preferential enterprise income tax rate	-	25.0%	25.0%
Tax holiday and relief granted to the Subsidiary	-	-3.0%	-5.0%
Permanent differences related to entertainment expense and revenue recognition	-	14.0%	2.0%
Loss carry forward	-	0.0%	-10.0%
Effective tax rate	-	36.0%	12.0%

Significant components of the Company’s deferred income tax assets are as follows:

	December 31,
	Successor	Predecessor
	2010	2009

Deferred tax assets	$739,115	$-
Valuation allowance	(739,115)	-

Net deferred tax assets	$-	$-

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of Accounting for Uncertainty in Income Taxes on January 1, 2007. The provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with the standard “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of Accounting for Uncertainty in Income Taxes also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

14.	CONCENTRATION

Major Customers

Predecessor Company

For the period from January 1, 2010 through December 30, 2010 and for the year ended December 31, 2009, LKA had one major customer which contributed 11.8% and 17.5% of its consolidated revenue, respectively.

15.	OPERATION RISKS

Lack of Insurance

The Company could be exposed to liabilities or other claims for which the Company would have no insurance protection. The Company does not currently maintain any business interruption insurance, products liability insurance, or any other comprehensive insurance policy except for property insurance policies with limited coverage. As a result, the Company may incur uninsured liabilities and losses as a result of the conduct of its business. There can be no guarantee that the Company will be able to obtain additional insurance coverage in the future, and even if it can obtain additional coverage, the Company may not carry sufficient insurance coverage to satisfy potential claims. Should uninsured losses occur, any purchasers of the Company's common stock could lose their entire investment.

Country Risk

The Company has significant operating risk in the PRC. The operating results of the Company may be adversely affected by changes in the political and social conditions in the PRC and by changes in Chinese government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company can give no assurance that those changes in political and other conditions will not result in have a material adverse effect upon the Company' s business and financial condition.

Exchange Risk

The Company cannot guarantee the relative Renminbi, Hong Kong dollar, and U.S. dollar exchange rates will remain steady, therefore the Company could post the same profit for two comparable periods and post higher or lower profit depending on the relative movements in the price of these currencies. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. A significant portion of the Company's cash balances are on deposit at financial institutions in the PRC, the currency of which is not free trading. Foreign exchange transactions are required to be conducted through institutions authorized by the Chinese government and there is no guarantee that Chinese currency can be converted to U.S. or other currencies.

16.	SUBSEQUENT EVENTS

License Revocation and Assignment

On December 31, 2010, the former LKA shareholders agreed to cause the cancellation of the trademark licensing royalty agreement (the " Royalty Agreement") with Foxglove International Enterprises Ltd, a British Virgin Islands Corporation (the " Licensor") as set forth in the executed license revocation and release deed agreement dated December 31, 2010, (the " License Revocation and Release Deed Agreement" ), in exchange for a cash payment from the LKA in the amount of Thirty-Three Thousand Four Hundred Eighty and No/100 Dollars (USD $33,480.00), due and payable to the Licensor on the Closing Date, including the assignment to the LKA the full and unencumbered rights to the " Language Key" name, trademarks, service marks, and any other intellectual property rights owned by Licensor with no limitations and free and clear any claims against the LKA, and/or its operation subsidiaries, now or in the future, as set forth in the executed assignment agreement dated December 31, 2010, (the " Assignment Deed Agreement"), in exchange for a cash payment from the LKA in the amount of Thirty-Three Thousand Four Hundred Eighty and No/100 Dollars (USD $33,480.00), due and payable to the Licensor on the Closing Date.

As of the date of this filing, no cash payments have been made with respect to the aforementioned deeds, and the Licensor currently holds a lien against the "Language Key" trademark. The terms of this lien provide that the Licensor shall receive interest at a rate of 1.5% per month on the unpaid balance of the $66,960 in aggregate payments due, retroactive to January 1, 2011. The LKA intends to satisfy this obligation to the Licensor during April 2011.

Employee Loan

On March 7, 2011, LKCH, LKA’s subsidiary in Mainland China, received a loan from a company employee in the amount of $30,492 (“Note”) for the purposes of providing working capital to LKCH in advance of future capital contributions from LKCTS, its Hong Kong parent company. The Note is a short-term non-interest bearing thirty (30) day demand note due and payable on or before March 31, 2011 (“Due Date”). If the Note is not repaid on or before the Due Date, then the principal amount of the Note accrues interest at a rate of 10% per annum until the Note is repaid in full. As of this filing, the Note was note paid yet.

Stock Issuances

On February 15, 2011, the Company issued 206,897 shares of restricted common stock for services rendered by a contractor to the Company.

Between January and March 2011, MTK USA issued an aggregate of 2,611,667 shares of restricted common stock for cash proceeds of $391,705

On March 16, 2011, MTK USA issued an aggregate of 4,795,694 shares of restricted common stock to repay $719,354 of advances payable.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We had no changes in or disagreements with accountants on accounting and financial disclosure in 2010 or 2009.

ITEM 9A.    CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

As required under the Exchange Act, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report, being December 31, 2010. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our company. Disclosure control and procedures are the controls and other procedures that are designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC. Our management has concluded, based on their evaluation, that as of December 31, 2010, as the result of the material weaknesses described below, our disclosure controls and procedures were ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

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

As a result of the existence of these material weaknesses as of December 31, 2010, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers Director and Officer Information

Our executive officers and directors and their respective ages as of December 31, 2010 are as follows:

DIRECTORS

Name of Director	Age
Erwin Sniedzins*	66
Daniel A. Carr*	52
Simon Arnison*	47

*- The applicable Form 3 was not filed in accordance with Section 16(a) of the Securities Exchange Act within ten (10) days of the officer’s appointment on January 21, 2010.

EXECUTIVE OFFICERS

Name of Executive Officer	Age	Office
Daniel A. Carr	52	President, Chief Executive Officer, Chief Financial Officer and Treasurer
Simon Arnison	47	Chief Technology Officer and Secretary

In addition, the Officers and Directors of MTK Asia and LK Asia, are as follows.

NAME	OFFICER / DIRECTOR
Dirk Haddow	Chairman, CEO, President and Director
Jeff Tennenbaum	CFO, Vice President of Corporate Development and Treasurer

Other than engaging and/or retaining independent consultants to assist us in various administrative and marketing related needs, we do not anticipate a significant change in the number of our employees, if any, unless we are able to obtain adequate financing. Currently, our officers / directors do not have any employment agreements with us.

Set forth below is a brief description of the background and business experience of our Directors and Officers for the past three years. The team’s brief biographies follow:

Erwin E. Sniedzins, Chairman, Founder and Chairman of Mount Knowledge Holdings, Inc and Mount Knowledge USA, Inc. – Mr. Sniedzins has held senior management positions at Xerox with extensive sales/marketing and business development and new product launch experience. He created Mount Knowledge™, with patent pending Knowledge Generator ™, Real Time Self-Learning™; in 2001 he created an unique marketing interactive software product, selling 50,000 CDs to Sears (Eatons) and 30,000 CDs to Unilever (Lipton’s); organized, in 1991, a Mt. Everest expedition to raise International awareness and $1.1 M for Rett Syndrome; created a National Everfitness program that went out to 18,000 schools in Canada; authored, produced and published a best seller, “Who’s Who in Toronto: A Celebration of this City ”;

Daniel Carr – CEO, President, Treasurer and Director of Mount Knowledge Holdings, Inc. and Mount Knowledge USA, Inc. and Director of Mount Knowledge Asia Ltd. – Mr. Carr has over 30 years of experience and leadership, including financial positions in over 14 companies providing hi-tech development, manufacturing, wholesale distribution, on-line financial services, and IT infrastructure.

Simon Arnison – CTO, Vice President, Secretary & Director of Mount Knowledge Holdings, Inc. and Mount Knowledge USA, Inc. – Mr. Arnison has over 23 years of executive and management experience in the software, multimedia, educational products and PC marketplace in both Europe and North America, and is former founder and CEO of Classwave Wireless, and former founder and CTO of Innotech. Mr. Arnison has been a pioneer and visionary in the wireless and Java marketplace and has written and presented on these fields for various publications and events.

Dirk Haddow – Chairman, CEO, President and Director of Mount Knowledge Asia, Language Key Asia Ltd., Language Key Corporate Training Solutions Ltd and Language Key Publishing Ltd. and affiliated subsidiaries –

Mr. Haddow has over 15 years in the ELT industry specializing in the Asian b-to-b market, his extensive experience in corporate English training along with his personalized and client-focused approach has been key for him to clearly understand client’s needs and develop successful ELT solutions on a local, national and regional scale.

Jeff Tennenbaum – CFO, Vice President of Corporate Development and Treasurer of Mount Knowledge Asia, Language Key Asia Ltd., Language Key Corporate Training Solutions Ltd and Language Key Publishing Ltd. and affiliated subsidiaries – Mr. Tennenbaum has over 10 years of Finance and Corporate Development experience. After graduating from London Business School with a Masters in Finance, he joined Capital One where he held managerial positions in Capital & Liquidity Planning and Corporate Development, and was the CFO of Call Center Operations. After leaving Capital One, Mr. Tennenbaum was an independent Financial and Management Consultant, during which time The Language Key was one of his clients. Mr. Tennenbaum is proficient in Mandarin Chinese.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

  has been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

  had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

  been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Audit Committee

For the year ending December 31, 2010, the Company did not have an audit committee. However, the Company intends to establish a new and independent auditing committee consisting of a minimum of three members in accordance with a new corporate governance policy to be adopted by the Company in 2011 in order to comply with the rules and regulations of the Sarbanes-Oxley Act of 2002.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we have determined that the applicable Form 3s as required by Section 16(a) of the Exchange Act were not filed by our Chief Executive Officer, Daniel Carr, our Chief Technical Officer, Simon Arnison, and the Chairman of our Board of Directors, Erwin E. Sniedzins within ten (10) days of their appointment to such positions on January 21, 2010. Further, we have determined that the applicable Section 16(a) filings were not filed with the SEC for the following transactions:(a) 11,116,690 shares of restricted stock of the Company held by Birch First Advisors, LLC which was issued on January 10, 2011 for the purchase of 54.34% controlling ownership interest in Mount Knowledge USA, Inc. dated December 31, 2010, and (b) 1,955,536 shares of restricted common stock of the Company held by Mount Knowledge Inc., a company controlled by Erwin E. Sniedzins, Chairman and Director of the Company, (c) 712,053 and 264,959 shares of restricted stock of the Company issued, respectively, to Dirk Haddow, the President and CEO and Jeff Tennenbaum, the CFO and VP of Corporate Development of LKA, a subsidiary of the Company, which had not filed as of April 15, 2011. We believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with except for those aforementioned above.

ITEM 11.     EXECUTIVE COMPENSATION.

The following sets forth information with respect to the compensation awarded or paid to Daniel A. Carr, our President, Chief Executive Officer and Chief Financial Officer, Simon Arnison, our Chief Technical Officer and Ian McBean, our former President and Chief Executive Officer for services rendered in all capacities to us and our subsidiaries in fiscal 2010 and 2009. These three executive officers are referred to as the “named executive officers” throughout this report.

Summary Compensation Table

				All
Name				Other
and Principal		Salary	Bonus	Compensation	Total
Position	Year	($)	($)	($)	($)
Daniel A. Carr (1)	2010	-	-	-	-
President, Chief Executive Officer and Chief Financial Officer	2009	-	-	-	-

Simon Arnison (3)	2010	-	-	-	-
Chief Technology Officer	2009

Ian McBean (3)	2010	-	-	-	-
Former President, Chief Executive Officer and Chief Financial Officer	2009	-	-	-	-

(1)	Daniel A. Carr has been our president, chief executive officer, chief financial officer and a director since January 21, 2010. Mr. Carr does not receive direct compensation as an executive officer or director. However, Mr. Carr does receive compensation in the form of consulting fees paid to Practical Business Advisors, LLC, a company controlled by Daniel A. Carr in the amount of $8,000.00 per month as of December 31, 2010 from Mount Knowledge USA, Inc., a company controlled by the Company.

(2)	Simon Arnison has been our Chief Technology Officer and a director since January 21, 2010. Mr. Arnison does not receive direct compensation as an executive officer or director. However, Mr. Arnison does receive compensation in the form of consulting fees in the amount of $8,000.00 per month from Mount Knowledge Technologies Inc.

(3)	Ian McBean resigned as our president, chief executive officer and chief financial officer on January 21, 2010.

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

Outstanding Equity Awards at Fiscal Year-End

As at December 31, 2010, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to any of our executive officers.

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date. However, Ucandu Learning Centres Inc., a company controlled by Mr. Sniedzins, will receive compensation from the company pursuant to its independent contractor agreement with the Company.

Employment Contracts

We presently do not have any employment agreements or other compensation arrangements with Mr. Carr, Mr. Sniedzins or Mr. Arnison, only with Mr. Haddow and Mr. Tennenbaum with a subsidiary of the Company.

On December 28, 2010, the Company entered into the Independent Contractor Agreement with Ucandu, a company owned and controlled by Mr. Sniedzens, pursuant to which the Company engaged Ucandu to provide sales and marketing and technology services to the Company. As compensation for such services, the Company is required to pay Ucandu an aggregate of $432,000 in equal monthly payments of $12,000 per month on the first business day of each month, which such payments commenced on January 3, 2011. The term of the Independent Contractor Agreement commenced upon execution of the agreement and shall continue in full force and effect through December 31, 2013. The agreement may only be extended thereafter by mutual agreement of the parties. The Company may terminate the agreement at any time upon 30 days written notice. The Company may terminate the agreement, effective immediately; with “Cause” as such term is defined in the agreement. If the Company terminates the agreement without cause on or before December 31, 2011, Ucandu will continue to receive monthly payments of $12,000 for the period of time between the date on which the agreement was terminated and December 31, 2011 and for the eight months thereafter.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of April 8, 2011, there were 100,287,123 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

	Number of Shares
Name and Address	Beneficially		Percentage
of Beneficial Owner	Owned (1)		of Class (2)

Daniel A. Carr	-0-	(4)	0%
25682 Arcadia Drive
Novi, MI 48374
Erwin Sniedzins	1,955,536	(5)	2.0%
290 Hounslow Ave.,
Toronto, ON M2N 4B8 Canada

Simon Arnison	-0- (6)	0%
83 Dorcot Ave,
Scarborough, ON, M1P 3K7 Canada
Birch First Trust / Birch First Advisor, LLC	51,261,690 (7)	44.0%
205 Worth Avenue, Ste. 201
Palm Beach, FL 33480
Directors, Officers and
Beneficial Owners as a group (4 persons)	53,217,226	46.0%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	The percentage of class is based on 100,287,123 shares of common stock issued and outstanding as of April 8, 2011.

(3)	Total share count for Directors, Officers and Beneficial Owners as a Group takes into consideration a 22 for 1 forward stock split (the “Forward Split”) of the Company’s issued and outstanding common stock completed on January 21, 2010.

(4)	No shares of common stock of the Company are owned, held or controlled by Daniel A. Carr, the President and CEO and a director of the Company, personally or in any other entity at this time, but is anticipated to do so in the near future upon the execution of an employment agreement to be determined.

(5)	A total of 1,955,536 shares of common stock of the Company is registered in the name of MTK.

(6)	No shares of common stock of the Company are owned, held or controlled by Simon Arnison, the CTO and a director of the Company, personally or in any other entity at this time, but is anticipated to do so in the near future upon the execution of an employment agreement to be determined.

(7)	A total of 33,000,000 shares of common stock of the Company registered in the name of Birch First Trust, a Delaware Statuary Trust controlled by Birch First Trust Administrators, LLC, a Delaware limited liability company, its Trustee, Pier S. Bjorklund, its Manager and a total of 18,261,690 shares registered in the name of Birch First Advisors, LLC, a Delaware limited liability company controlled by Pier S. Bjorklund, its Manager.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Since commencement of our fiscal year ended December 31, 2010, several parties had a material interest, direct or indirect, in one or more transactions with us or in any presently proposed transaction(s) that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years:

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

a)	At December 31, 2010, the Company was indebted of $225,000 to a related party, being non- interest bearing demand loan advances from an entity controlled by the Company’s director.

b)	On April 26, 2010, and extensions dated June 30, September 10 and October 26, 2010, the Board of Directors approved the execution of a non-binding letter of intention to purchase 100% of the issued and outstanding shares of common and preferred stock, including warrants issued for the right to purchase additional common or preferred stock, of Mount Knowledge USA, Inc. (“MTKUSA”) from MTKUSA’s shareholders of record on closing of a proposed stock purchase and share exchange agreement. A more detailed description of the pending transaction is provided in Note 5 herein.

c)	On December 28, 2010, the Company entered into an Intellectual Property Purchase Agreement (the “IP Purchase Agreement”) with Erwin Sniedzins, the Chairman of the Company’s Board of Directors, and Ucandu Learning Centres Inc., an Ontario corporation founded and controlled by Mr. Sniedzins (“Ucandu” and, together with Mr. Sniedzins, the “Sellers”), pursuant to which the Sellers sold that certain software commonly referred to between the parties as the “Real-Time Self Learning Systems” (the “Software”), including all copyrights, patents, trademarks, service marks and trade secrets therein (collectively, with the Software, the “Intellectual Property”) to the Company. The Company previously licensed the Intellectual Property from Mount Knowledge Inc., a sales and marketing entity founded and controlled by Mr. Sniedzins (“MTK Inc”), pursuant to a Master Software License Agreement (the “Original Agreement”) dated January 21, 2010 between the Company and MTK Inc. Pursuant to the IP Purchase Agreement, the Company acquired the Intellectual Property and as a result, the Original Agreement was no longer needed.

d)	On December 28, 2010, the Company entered into an Independent Contractor Agreement (the “Independent Contractor Agreement”) with Ucandu pursuant to which the Company engaged Ucandu to provide sales and marketing and technology services to the Company. As compensation for such services, the Company shall pay Ucandu an aggregate of $432,000 in equal monthly payments of $12,000 per month on the first business day of each month, commencing on January 3, 2011. The term of the Independent Contractor Agreement commenced upon execution of the agreement and shall continue in full force and effect through December 31, 2013. The agreement may only be extended thereafter by mutual agreement of the parties. The Company may terminate the agreement at any time upon 30 days written notice. The Company may terminate the agreement, effective immediately; with “Cause” as such term is defined in the agreement. If the Company terminates the agreement without cause on or before December 31, 2011, Ucandu will continue to receive monthly payments of $12,000 for the period of time between the date on which the agreement was terminated and December 31, 2011 and for the eight months thereafter. If the Company terminates the agreement without cause after December 31, 2011, Ucandu will continue to receive monthly payments of $12,000 for the period of time that is the lesser of (i) eight (8) months after the termination date or (ii) the period of time between the termination date and the end of the term of the agreement.

e)	On December 31, 2010, MTKUSA became a subsidiary of the Company after the acquisition of approximately 54% of ownership interest in MTKUSA from one related party in a share exchange agreement. The transaction further represents a related party transaction in which one or more of the officers and directors of MTKUSA are the same as for the Company. Furthermore, both Company and MTKUSA are engaged in similar business dealings. MTKUSA was created by the officers and directors of the Company as a financing vehicle to raise funds privately to support the Company’s sales and marketing efforts in China as set forth in the Company’s milestones; all being acquired as a result of the completion of this transaction.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2010 and December 31, 2009 for professional services rendered by Jorgenson & Co. in 2009 and MaloneBailey LLP in 2010, both Chartered Accountants for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Audit Fees and Audit Related Fees	120,000	5,000
Tax Fees	-	300
All Other Fees	-
Total	120,000	5,300

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

Date: April 15, 2011