Form 10-Q
period 2011-03-31
Mount Knowledge Holdings, Inc.
filed 2011-05-20
CIK 1397951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________ to __________

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

Yes [   ]           No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of May 20, 2011 there were 99,959,962 shares, par value $.0001, of common stock.

MOUNT KNOWLEDGE HOLDINGS, INC.

FORM 10-Q
March 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	23
Item 1A	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Removed and Reserved	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

SIGNATURE		24

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MOUNT KNOWLEDGE HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011
(Stated in US dollars)
(Unaudited)

MOUNT KNOWLEDGE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Stated in US dollars)

	SUCCESSOR	SUCCESSOR
	COMPANY	COMPANY
	MARCH 31,	DECEMBER 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$170,302	$288,872
Accounts receivable	198,044	199,287
Unbilled revenue	248,726	188,785
Other receivables	16,889	12,433
Corporate tax recoverable	10,273	10,295
Prepaid expenses and other assets	2,741	2,747
Due from related parties	-	78,488
Total current assets	646,975	780,907

Property and equipment, net	39,752	37,019
Goodwill	375,292	375,292
Investment in non-consolidated subsidiary	490	490
Other assets	30,361	30,285

TOTAL ASSETS	$1,092,870	$1,223,993

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$181,773	$133,521
Deferred revenue	219,661	203,970
Tax payable	62,535	60,997
Other payable	102,336	108,321
Due to related parties	92,162	25,537
Wages payable	141,287	78,468
Notes payable	195,590	935,130
Total current liabilities	995,344	1,545,944
Total Liabilities	995,344	1,545,944

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, 50,000,000 shares, designated as Series A convertible preferred stock, $0.0001 par value, 8,888,888 issued and outstanding at March 31, 2011 and December 31, 2010	889	889
Common stock, $0.0001 par value, 200,000,000 shares authorized, 99,959,962 and 99,600,226 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	9,996	9,960
Additional paid-in capital	4,352,536	4,265,625
Accumulated other comprehensive income (loss)	(8,115)	(4,647)
Retained deficit	(4,997,012)	(4,399,972)
Non-controlling interest	739,232	(193,806)
Total Stockholders’ Equity (Deficit)	97,526	(321,951)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,092,870	$1,223,993

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Stated in US dollars)
(Unaudited)

	SUCCESSOR COMPANY	PREDECESSOR COMPANY
	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2011	MARCH 31, 2010

Sales revenue	$440,285	$328,928
Cost of goods sold	240,826	171,064
Gross profit	199,459	157,864

Operating expenses:
Selling expenses	2,719	-
General and administrative expenses	976,396	223,577
Total operating expenses	979,115	223,577
Loss from operations	(779,656)	(65,713)

Other income	4,889	27,017
Interest expense	(294)	-

Net loss before non-controlling interest and income taxes	(775,061)	(38,696)
Income taxes	-	-

Net loss	$(775,061)	$(38,696)

Net loss attributable to the non-controlling interest	$178,021	$-

Net loss attributable to common shareholders	$(597,040)	$(38,696)

Other Comprehensive Loss
Net loss	$(775,061)	$(38,696)

Foreign currency translation adjustment	(3,468)	(429)

Total Comprehensive Loss	$(778,529)	$(39,125)

Comprehensive loss attributable to the non-controlling interest	178,021	-
Comprehensive loss attributable to common shareholders	(600,508)	(39,125)

Net loss per share - basic and diluted	$(0.07)	N/A
Weighted average number of common shares outstanding – basic and diluted	9,010,127	N/A

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US dollars)
(Unaudited)

	SUCCESSOR COMPANY	PREDECESSOR COMPANY
	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2011	MARCH 31, 2010
Cash Flows from Operating Activities:
Net loss	$(775,061)	$(38,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,442	602
Shares issued for consulting service provided	63,276	-
Share-based compensation	23,671
Changes in operating assets and liabilities:
Accounts receivable	1,621	21,772
Unbilled revenue	(59, 331)	(27,690)
Other receivables	(4,410)	595
Prepaid expenses and other assets	(18)	86
Accounts payable and accrued liabilities	48,244	(6,154)
Deferred revenue	15,262	(52,794)
Taxes payable	1,366	(7,289)
Other payable	(26,287)	3,271
Wages payable	62,515	6,734
Due to/from related party	77,504	-
Net cash used in operating activities	(568,206)	(99,563)

Cash Flows from Investing Activities:
Purchase of property and equipment	(6,093)	(307)
Advance/loans to related party	-	9,586
Net cash provided by (used in) investing activities	(6,093)	9,279

Cash Flows from Financing Activities:
Proceeds from related parties	30,695	(456)
Repayment of note payable	(20,186)	-
Proceeds from share issuances to non-controlling interests	391,705	-
Net cash provided by (used in) financing activities	402,214	(456)

Effect of exchange rate changes on cash	53,515	(9,934)

Net Change in Cash and Cash Equivalents	(118,570)	(100,674)

Cash and Cash Equivalents, at beginning of period	288,872	207,566

Cash and Cash Equivalents, at end of period	$170, 302	$106,892

Supplemental Disclosure of Cash Flow Information:
Interest expense paid	$-	$-
Income taxes paid	$6,686	$-
Noncash Investing and Financing Activities
Conversion of note payable to equity	$719,354	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

On January 21, 2010, the Company executed a new exclusive Master Software License Agreement with Mount Knowledge Inc, a corporation owned by the Company’s founder and present Chairman and director based in Ontario, Canada, wherein the Company was granted the exclusive world-wide license rights to promote, market and sell any and all of Mount Knowledge Inc’s products, both existing and future. These existing products consist of patent pending “Real Time Learning and Self Improvement Educational System and Method” software application referred to as “Syntality.” During December 2010, Company acquired 100% ownership interest in the intellectual property and the license agreement was cancelled.

On October 19, 2010, the Company formed Mount Knowledge Asia Ltd, a Hong Kong corporation (wholly owned by the Company) for the purposes of facilitating the acquisition of Language Key Asia Ltd and to acquire other Business-to- Business (B2B) and Business-to-Consumer (B2C) business interests throughout Asia.

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

LKA was established to centralize the administrative, governance, management, and financing for the Language Key Group of companies (“LK Group”), all of which are wholly-owned by LKA, which consists of Language Key Corporate Training Solutions Ltd. (a Hong Kong corporation, and formerly The Language Key China Ltd., established on August 21, 2002, “LKCTS”), The Language Key Training Ltd. (a Hong Kong corporation established on March 21, 2003, “LKTR”), and The Language Key China Ltd. (a Wholly Owned Foreign Enterprise registered in Shanghai, China established on October 11, 2002, “LKCH”), and Language Key Publishing Ltd. (established on January 11, 2011, “LKPUB”).

LKA was further established to enable the efficient acquisition of the LK Group by Mount Knowledge Holdings Inc. a U.S publicly traded (OTCBB: MKHD) corporation and to be the vehicle into which to receive equity capital contributions from the Company. On December 31, 2010, the shareholders of LKA executed a share exchange agreement with the Company and Mount Knowledge Asia Ltd. (“MKA”), a wholly owned Hong Kong regional holding company established by the Company on November 15, 2010, to hold the 100% ownership interest of LKA after the acquisition.

The LK Group provides custom-tailored business English and communications skills courses, soft skills workshops, executive coaching and other related services to public and private sector clients, including government entities in Hong Kong and Mainland China and Fortune 500 corporations.

Upon the completion of the Language Key Asia Acquisition, LKA became a wholly owned subsidiary of Mount Knowledge Holdings, Inc. and the Successor Company no longer qualified as a development stage enterprise as defined under SFAS No. 7 “Accounting and Reporting by Development Stage Enterprises.”

On December 31, 2010, the Company acquired a 54.34% interest in Mount Knowledge USA, Inc. (“MTK USA”) by issuing 11,166,690 shares of its common stock and 8,888,888 shares of its Series A Convertible Preferred Stock. As of March 31, 2011, the Company held a controlling ownership interest totaling 51% in MTK USA.

MTK USA markets, sells and distributes a proprietary real time self learning system software application domestically and internationally to a variety of customers, including individuals, schools, government agencies, and businesses.

The following chart sets forth the structure of Mount Knowledge Holdings, Inc. and its subsidiaries as of March 31, 2011:

As of March 31, 2011, the corporate structure of the LK Group was as follows:

Basis of Presentation

On December 31, 2010, the Company changed its fiscal year end from October 31 to December 31.

The unaudited interim financial statements as of and for the three months ended March 31, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These first quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s December 31, 2010 Form 10-K/A. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosures which would substantially duplicate that contained in the Company’s December 31, 2010 financial statements, have been omitted. The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results for the entire year ending December 31, 2011.

The accompanying consolidated financial statements have been prepared in accordance with U.S, generally accepted accounting principles (“US GAAP”). The Company’s functional currency is US dollar. The LK Group’s functional currencies are the Chinese Renminbi (“RMB¥”) and Hong Kong dollar (“HKD$”); however the accompanying financial statements have been translated and presented in United States Dollars (“USD$”).

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

Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting year. Because of the use of estimates inherent in the financial reporting process, actual results may differ from the estimates.

Foreign Currency Translation

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2010	6.61201	6.75950
Quarter ended March 31, 2011	6.57030	6.58762
Quarter ended March 31, 2010	6.83620	6.81896

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2010	7.80000	7.80000
Quarter ended March 31, 2011	7.80000	7.80000
Quarter ended March 31, 2010	7.80000	7.80000

Reclassifications

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the presentation of the current period for the comparative purposes.

NOTE 2 - STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized

As of March 31, 2011 and December 31, 2010, the Company’s authorized shares consisted of the following:

a)	100,000,000 preferred shares with 50,000,000 designated as Series A convertible, par value $0.0001
b)	200,000,000 common shares, par value $0.0001

Common Stock

During the three months ended March 31, 2011, the Company issued a total of 241,380 shares of restricted common stock for services rendered by a contractor to the Company pursuant to a consulting agreement entered into on February 4, 2011. The fair value of the services received during this period was calculated as the market price at the date of grant and the date service is provided with a total value of $63,276.

On December 31, 2010, the Company agreed to issue to LKA and/or its assigns at closing a total of 480,000 shares of the Common Stock of the Company at a value of $0.0001 per share, subject to a 12 month sale restriction from the date of issuance, for the purpose of providing certain employee stock incentives (signing bonus) for key management personnel of LKA. The grant date fair value was $96,000 and $23,671 of this amount (118,356 shares) was recorded during the three months ended March 31, 2011. The fair value was determined based on the quoted price of our stock on the grant date. The unvested portion of this award, $72,329, will be recognized ratably over the requisite service period or two to three years.

Common Stock Warrants

As of March 31, 2011 and December 31, 2010, there were 12,000,000 warrants with an exercise price of $0.15 per share outstanding and 12,000,000 warrants with an exercise price of $0.20 per share outstanding. No warrants were issued or cancelled during the three months ended March 31, 2011.

Mount Knowledge USA, Inc.

During the three months ended March 31, 2011, the Company issued 2,611,667 shares of the Common Stock of MTK USA at a value of $0.15 per share to ten individual investors for cash proceeds of $391,705. MTK USA converted $719,354 of note payable owed to Blue Fire Consulting Group into 4,795,694 common share of MTK USA (see NOTE 3). The shares issued were recorded by the Company as an addition to non-controlling interest.

NOTE 3 – NOTES PAYABLE

During 2010, the Company received loans totaling $869,354 from third parties. On December 31, 2010, these advances were converted to notes payable which are unsecured, bear interest at 5% per annum beginning December 31, 2010 and mature on December 31, 2011. In March 2011, $719,354 of these advances was converted into 4,795,694 common shares of MTK USA with a total remaining balance of $150,000 in Notes Payable.

On December 31, 2010, LKA executed a promissory note in the principal amount of $65,776 in favor of Foxglove International Enterprises Ltd. (“Foxglove”) in satisfaction of certain royalty payments owed by The Language Key Training, Ltd. to Foxglove for fiscal years 2008 and 2009.

This Note bears no interest, and is to be repaid in 12 monthly installments. As of December 31, 2010, no payments had been made against the promissory note, however, subsequent to year-end, total payments of $20,186 were made and as of this filing, the balance of the promissory note was $45,590.

NOTE 4 - RELATED PARTY TRANSACTIONS

Related party transactions were in the normal course of operations and were measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

The related parties consist of the following:

(1)	The Language Key China Ltd. Guangzhou (“LKGZ”), branch office of LKA’s China subsidiary that was incorporated in December 2010 but whose accounting books were opened in January 2011

(2)	Mr. Jeff Tennenbaum, current CFO of LKA

(2)	Mr. Paul Murphy, current Vice President of LKA

(4)	Birch First Advisors, LLC, an affiliate and consultant to the Company.

(5)	Practical Business Advisors, LLC, a company controlled by Daniel A. Carr, the Company’s President, CEO, Treasurer, and Director.

Due from related parties consists of the following:

	Successor	Successor
	March 31, 2011	December 31, 2010

The Language Key China Ltd. Guangzhou	$-	$36,915
Birch First Advisors, LLC	-	41,573

Total Due From Related Parties	$-	$78,488

Due to related party consists of the following:

	Successor	Successor
	March 31, 2011	December 31, 2010

Mr. Jeff Tennenbaum	$15,000	$8,697
Mr. Paul Murphy	30,695	-
Practical Business Advisors, LLC	16,840	16,840
Birch First Advisors, LLC	29,627	-

Total Due To Related Parties	$92,162	$25,537

As of March 31, 2011 and December 31, 2010, the Company had outstanding amounts Due to Related Parties in the amounts of $92,162 and $25,537, respectively. At March 31, 2011 and December 31, 2010, the Company also had outstanding amounts Due from Related Parties in the amounts of $0 and $78,488, respectively.

At December 30, 2010, the amounts due to LKA's shareholders were waived by their mutual consent and recognized as non-operating income by LKA for the period from January 1, 2010 through December 30, 2010.

Payable to Practical Business Advisors, LLC totaled $16,840 as of March 31, 2011 and December 31, 2010. These represented payables for services provided by an entity controlled by the Company’s president.

At December 31, 2010, the amounts Due from Related Parties included funds due from LKCH’s Guangzhou branch, which, while it was incorporated in December 2010, did not have opened bank accounts until January 2011. The amounts due from the Guangzhou branch are now eliminated in LKCH, and therefore within LKA’s consolidated financial statements.

Payable to Birch First Advisors, LLC totaled $29,627 as of March 31, 2011. These represented payable for the management and advisory services provided by an entity controlled by a shareholder of Mount Knowledge USA, Inc. At December 31, 2010, the entity held prepaid expenses from the Company in the amount of $41,573.

Payable to Jeff Tennenbaum, the CFO of LKA, were $15,000 and $8,697 as of March 31, 2011 and December 31, 2010, respectively. The payable represented the consulting service provided to the Company.

During the quarter ended March 31, 2011, Paul Murphy, LKA VP for Business Development, extended a loan of $30,695 to LKCH, LKA’s subsidiary in Mainland China. The purpose of the loan was to provide working capital to LKCH in advance of future capital contributions from LKCTS, its Hong Kong parent company. This loan was repaid in full on May 13, 2011.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On December 31, 2010, the Company and MKA, its wholly-owned subsidiary, entered into a subscription agreement with LKA for the purchase by the Company of MKA of 10,000,000 shares of Ordinary B stock of LKA for an aggregate purchase price of $1,000,000, which is due over 12 months. During the quarter ended March 31, 2011, the Company has fulfilled $80,000 of its $1,000,000 stock subscription in LKA. As of the date of this filing, the Company has fulfilled $165,500 of its $1,000,000 stock subscription in LKA.

NOTE 6 – INCOME TAX

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

The People's Republic of China (PRC)

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the old laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaces the 33% rate applicable to both DES and FIEs

The new EIT Law also imposes a withholding income tax of 10% on dividends distributed by a foreign invested enterprise to its immediate holding company outside of China, if such immediate holding company is considered as a non-resident enterprise without any establishment or place within China or if the received dividends have no connection with the establishment or place of such immediate holding company within China, unless such immediate holding company’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. Such withholding income tax was exempted under the previous income tax regulations.

LKA’s subsidiary, The Language Key China Ltd., as an enterprise established in Shanghai, PRC, was entitled to a preferential enterprise tax rate of 18% prevailing in Pudong Economic Zone for all years before 2008, and the following preferential rates started on January 1, 2008:

Year	Tax Rate
2008	18%
2009	20%
2010	22%
2011	24%
2012 and thereafter	25%

A reconciliation between the income tax computed at the U.S. statutory rate and the Company's provision for income tax in Hong Kong is as follows:

	For three months ended March 31,
	Successor	Predecessor
	2011	2010
U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	-34.0%	-34.0%
Hong Kong Statutory rate	16.5%	16.5%
Loss not subject to income tax	-16.5%	-16.5%
Effective tax rate	0.0%	0.0%

A reconciliation between the income tax computed at the U.S. statutory rate and the Company's provision for income tax in the PRC is as follows:

	For three months ended March 31,
	Successor	Predecessor
	2011	2010
U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	-34.0%	-34.0%
PRC preferential enterprise income tax rate	25.0%	25.0%
Tax holiday and relief granted to the Subsidiary	-1.0%	-3.0%
Loss not subject to income tax	-24.0%	-22.0%
Effective tax rate	0.0%	0.0%

NOTE 7 – RECONCILIATION OF LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding during the period.

Diluted net loss per share is computed by using the weighted-average number of shares of common stock outstanding and, when dilutive, potential shares from options and warrants to purchase common stock, using the treasury stock method. Diluted loss per share for the three months ended March 31, 2011 and 2010 excludes the impact of warrants issued as they were antidilutive.

NOTE 8 - SUBSEQUENT EVENTS

Execution of Institutional Financing Term Sheet

On May 16, 2011, the Company and Westor Capital Group, Inc., a licensed broker-dealer, executed a term sheet whereby Westor would be the Placement Agent for a capital raise up to $1.5 million for the Company, under certain "to be defined" terms and conditions at closing. The proposed financing assumes a registered offering (the "Offering") for the sale of securities in the form of two year, 10% Convertible Notes (the "Convertible Notes") with additional Warrant Shares exercisable over a three year period (the "Warrants"). The share price and number shares to be issued to investors upon conversion of the Convertible Notes, and subsequently, the share price and number shares representing the Warrants, will be determined at closing and defined a filed registration statement. If the Warrants are exercised, the Company would receive additional financing from the transaction in an amount equal to or greater than the original amount raised in the Offering. The Company and Westor anticipate the closing of the Offering on or before the quarter ended June 30, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we,” “us,” “our,” “the Company” “Successor Company” and “MKHD” mean Mount Knowledge Holdings, Inc., unless the context clearly requires otherwise.

General

The Company was incorporated as Auror Capital Corp. under the laws of the State of Nevada on March 16, 2006.

The Company began as an exploration stage company engaged in the acquisition and exploration of mineral properties. On July 27, 2009, the Company changed its previous business plan to an educational software development and sales company

We are now a global provider of innovative and proprietary learning products and training solutions. As an educational platform company of corporate training, language learning and technology development companies, the Company currently has offices in 7 major cities in the United States, Canada, Hong Kong and Mainland China.

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

We operate primarily through our wholly owned subsidiary, Language Key Asia Ltd. (“LKA” or “Predecessor Company”) and the Language Key Group of companies (“LK Group”) which includes Language Key Corporate Training Solutions Ltd. (a Hong Kong corporation, and formerly The Language Key China Ltd., established on August 21, 2002, “LKCTS”), The Language Key Training Ltd. (a Hong Kong corporation established on March 21, 2003, “LKTR”), The Language Key China Ltd. (a Wholly Owned Foreign Enterprise registered in Shanghai, China established on October 11, 2002, “LKCH”), and Language Key Publishing Ltd. Each of the LK Group companies is a direct, wholly owned subsidiary of LKA. We acquired LKA on December 31, 2010 and, as a result, we are not longer considered a development stage enterprise under SFAS No. 7 “Accounting and Reporting by Development Stage Enterprises.”

The LK Group provides custom business English and communications skills courses, soft skills workshops, executive coaching and other related services to public and private sector clients, including government entities in Hong Kong and Mainland China and Fortune 500 corporations.

We also operate through our majority owned subsidiary, Mount Knowledge USA, Inc. (“MTK USA”), which markets, sells and distributes a proprietary real time self learning system software application domestically and internationally to a variety of customers, including individuals, schools, government agencies, and businesses. As of March 31, 2011, the Company holds a controlling ownership interest totaling 51% in MTK USA.

We also hold a minority interest (49%) of Mount Knowledge Technologies, Inc., an Ontario corporation (“MTK Tech”). The remaining 51% interest of MTK Tech is owned by Ucandu Learning Centres Inc., an Ontario corporation that is controlled by Erwin Sniedzins, the Chairman of our Board of Directors. MTK Tech provides solely software development services to the Company pursuant to a services agreement with MTK USA. No other services have been received from, or agreements entered into with MTK Tech.

Corporate Structure

The Company is a platform company that exists for purpose of acquiring and operating market-leading global educational corporate training, language learning and technology development companies. The following sets forth our corporate structure.

The following chart sets forth the structure of Mount Knowledge Holdings, Inc. and its subsidiaries as of March 31, 2011:

As of March 31, 2011, the corporate structure of the LK Group was as follows:

Plan of Operations

Over the 12-month of 2011, we must raise capital and complete certain milestones as described below:

Milestones

First Quarter - 2011

In the first quarter of 2011, we completed the integration of the Company’s newly acquired subsidiaries, Language Key Asia Ltd (“LKA”) and its operational subsidiaries in Hong Kong and China and Mount Knowledge USA, Inc. (“MTK USA”) in the US, acquired on December 31, 2010. As a result of the integration, the Company now has operations in Novi, Michigan, Toronto, Canada, Hong Kong, Beijing, Guangzhou, Shanghai and Shenzhen, China. Additionally, the U.S. GAAP audited financial statements for MTK USA and LKA, individually, were filed in the Current Report on Form 8-K/A dated March 25, 2011 and March 29, 2011, respectively, and consolidated financials were filed in the Current Report on Form 10K/A dated April 15, 2011.

Furthermore, during the first quarter of 2011, MTK USA, a Company controlled subsidiary, raised approximately $391,705 in equity and converted approximately $719,354 in debt into equity in MTK USA, a Company controlled subsidiary.

Second Quarter - 2011

In the second quarter of operations, our focus will be to, complete additional administrative functions, obtain new financing to finance committed growth capital and acquire certain existing marketing and sales agreements in order to properly position the Company execute its business plan. Following represents objectives for the next 90 days in 2011:

1.	Accelerated Acquisition Strategy. As of January 2011, the Company’s management implemented an accelerated acquisition strategy to acquire synergistic companies in the language learning and training business sector. The Company will first target the vast English learning China market and other Asian territories in 2011, with a long-term vision of expanding into other world markets in 2012. The estimated costs initially of research and due diligence of suitable acquisitions targets is $150,000. There can be no assurance that we will be able to successfully negotiate and consummation and such acquisition with any target that we identify.

2.	Secondary Offering and/or Other Financings. We intend to raise between $2,500,000 and $5,000,000 within the second quarter of the 2011 to finance our current operations and acquisition strategy and to complete our commitment to fund a total of $1,000,000 in additional growth capital to Language Key Asia (“LKA”) for 2011. To date, we have funded a total of approximately $165,500 to LKA against the funding commitment in addition to other advances or loans totaling approximately $250,000 in 2010.

Such future offerings or financings may take the form of equity or debt. Besides, the original amount of financing anticipated, the Company might seek additional funding as deemed necessary by our management. There can be no assurance that such financing will be available to us on terms that are acceptable or at all.

Third and Fourth Quarters - 2011.

In the third and fourth quarters of 2011, we plan to expand our objectives to include new product enhancements, the development of new partnerships and distribution channels, and direct sales opportunities in the form of infomercials and online membership programs, including the option of bundling our product with potential technology partners to increase brand awareness and product reach as follows:

1.	Business Enterprise Applications (Corporations, Schools and Government Agencies). With the acquisition of LKA, we foresee the use of the our products and services as a learning solution for schools, government agencies, healthcare facilities, and corporations to provide an enhanced, interactive learning program to facilitate new job skills training and continual education programs. Therefore, we intend to develop product-specific enhancements to our existing products and services for use in various business applications. It is likely that most of the product enhancements for business applications will be in the form of client-specific modifications based upon requests for customized specifications and functionality. As such, we anticipate that some of the costs for these modifications will be borne by each respective client. Therefore, it is difficult to accurately determine the upfront costs attributable to us for any research and development of business enterprise applications.

2.	Product Enhancements, Membership Program and Technology Partners. Subject to the successful launch of our products and services in the US, Canada, China and Hong Kong, we plan to provide product enhancements consistent with perceived customer requirements for other world markets. Most of these enhancements are believed by management to be in the form of updated graphics, to enhance the fluidity of the user experience and interface, and some market-specific content. In addition, we foresee a web-based e-learning membership program with recurring monthly fee based revenues as being one of the more important and lucrative long-term revenue models for us. It is difficult to accurately estimate the total cost involved in the design and development of this program, including the time required to implement such a program. Furthermore, we will seek to identify and develop relationships with globally recognized technology providers and OEM’s to pursue the possibility of bundling the Mount Knowledge™ products and services with established product platforms, including mobile applications (PDA) to provide the Company with an ancillary revenue stream. We see this as a potentially significant opportunity to generate revenues, if the Company can successfully demonstrated the desirability of the Knowledge Generator™ product with its initial audience and market(s).

3.	New Business Development and Marketing (Additional Partnerships and Distribution Channels). We will also pursue our business development and marketing efforts in other territories of Asia, and in the North American and European markets.

The milestones outlined above represent our objectives for the purpose of obtaining revenues from the marketing and sales of our products and services through various marketing and distribution channels.

Although, we have arranged and specified each respective milestone in a defined order, or timeline, over the next 12 months, as evident in the first quarter of 2011, we may find the need to modify any or all of the milestones listed in subsequent yearly quarters, subject to unforeseen circumstances and other contingences which may require us to alter, in whole, or in part, certain aspects of each respective milestone in order for us to successfully realize revenue and ultimately attempt to achieve profitability.

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

Requirements and Utilization of Funds

To implement our plan of operations, including some or all of the above described milestones (objectives), we will need to raise capital in an amount between $2.5 and $5.0 million over the remaining 9 months of 2011 on terms and conditions to be determined. Management intends to raise such capital through the issuance of equity securities. Management may elect to seek subsequent interim or “bridge” financing in the form of debt (corporate loans) as may be necessary.

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

Financial Condition, Liquidity and Capital Resources

As of March 31, 2011, we had $170,302 in cash, $198,044 in accounts receivables, and $248,726 in unbilled revenue. We had revenues of $440,285 during the three-month period ended March 31, 2011. We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed marketing and sales operations.

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

Management believes that the Company will continue to generate sales revenue comparable to 2010 within the next twelve (12) months, but that these sales revenues will not satisfy our cash requirements during that period. We have no committed source for funds as of this date. No representation is made that any funds will be available when needed. In the event that funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales, and could fail to satisfy our future cash requirements as a result of these uncertainties.

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

At such time as these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we might be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

Other than engaging and/or retaining independent consultants to assist the Company in various administrative and marketing related needs, we do not anticipate a significant change in the number of our employees, if any, unless we are able to obtain adequate financing and grow the Company organically or through subsequent acquisitions.

Results of Operations

Basis of Presentation

For management discussion and analysis purposes, the operational data for the three months ended March 31, 2011, represents the financial results of Mount Knowledge Holdings, Inc., (“Successor Entity”), and for the three months ended March 31, 2010 represents the financial results of Language Key Asia, Ltd. and Mount Knowledge USA, Inc., combined, the (“Predecessor Entity”.)

Three Months Ended March 31, 2011 and 2010

The following table represents sales of our products and services for the three months ended March 31, 2011 and 2010:

	SUCCESSOR	PREDECESSOR
	COMPANY	COMPANY
	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2011	MARCH 31, 2010

Sales revenue	$440,285	$328,928
Cost of goods sold	240,826	171,064
Gross profit	199,459	157,864

Revenues

The Company generates revenue, through its wholly owned subsidiary, LKA. Revenue for the three months ended March 31, 2011 was $440,285 compared to revenue for the three months ended March 31, 2010 of $328,928, an increase of $111,357, or 34%. The increase is mainly due to corporate initiatives and incentives offered to our employees during the third and fourth quarters, resulting in higher sales in the first quarter of 2011 compared to sales in the first quarter of 2010.

Cost of goods sold is primarily composed of the costs of the Company’s trainers as well as materials and transportation expenses associated with delivering training courses. Cost of goods sold for the three months ended March 31, 2011 was $240,826 compared to cost of goods sold for the three months ended March 31, 2010 of $171,064, an increase of 41%. Gross margin is calculated by deducting cost of goods sold from revenues and ranges from 40% to 50%, depending on the nature of the specific courses sold and the contract terms negotiated. Gross margin for the three months ended March 31, 2011 was 45.3% compared to gross margin for the three months ended on March 31, 2010 of 48.0%, a decrease of 2.7% .

The following table represents operating costs and expenses for the three months ended March 31, 2011 and 2010:

	SUCCESSOR	PREDECESSOR
	COMPANY	COMPANY
	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2011	MARCH 31, 2010

Operating expenses:
Selling expenses	$2,719	$-
General and administrative expenses	976,396	223,577
Total operating expenses	979,115	223,577
Loss from operations	(779,656)	(65,713)

Other income	4,889	27,017
Interest expense	(294)	-

Loss before non-controlling interest and income taxes	(775,061)	(38,696)
Income taxes	-	-

Net loss	$(775,061)	$(38,696)

Operating costs and expenses

Selling, general, and administrative expenses for the quarter ended March 31, 2011 were $979,115 compared to $223,577 for the quarter ended March 31, 2010, an increase of 338%. This increase is due to both the impact of corporate decisions made in the third and fourth quarters of 2010 for expansion in 2011 and beyond, as well as additional costs incurred during the quarter ended March 31, 2011. The increase in selling, general, and administrative expenses was primarily attributable to audit fees, maintaining compliance as a publicly reporting company, and the development of the ECO-Learning platform. In addition, the increase in operating expenses in the first quarter of 2011 compared to the first quarter of 2010, reflects expenses related to initiatives and changes at LKA that became effective after the first quarter of 2010. Specifically, during the third and fourth quarters of 2010, LKA opened a new office in Guangzhou, hired additional key staff in each of its offices, increasing the salaries of key personnel, outsourced its monthly bookkeeping and accounting functions, and invested in systems and personnel to develop the content for ECO-Learning. The costs related to aforementioned are expected to be ongoing as LKA builds out its infrastructure for growth. Also, during the quarter ended March 31, 2011, LKA incurred costs related to the initial launch of ECO learning, including technical, promotional, and legal. LKA expects to incur future costs related to ECO as it builds the business unit going forward.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources for fiscal 2011 will be cash on hand, internally generated cash flows from operations. As of March 31, 2011, we had cash on hand of $170,302, $198,044 in accounts receivables, and $248,726 in unbilled revenue and negative working capital as a result of added operational expenses due to acquisition integration costs and the development and release of a new product line.

Cash Flows

The following table summarizes the cash flows for the three month periods ended March 31, 2011 and 2010:

	SUCCESSOR	PREDECESSOR
	COMPANY	COMPANY
	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2011	MARCH 31, 2010
Net cash used in operating activities	$(568,206)	$(99,563)
Net cash provided by (used in) investing activities	(6,093)	9,279
Net cash provided by (used in) financing activities	402,214	(456)
Net decrease in cash	$(118,570)	$(100,674)

We anticipate that we will incur approximately $250,000 for operating expenses. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $568,206 during the three month period ended March 31, 2011 and $99,563 during the three month period ended March 31, 2010. Cash used in operating activities was funded by cash from operating revenues and financing activities.

Cash From Investing Activities

We used cash in investment activities in the amount of $6,093 during the three month period ended March 31, 2011 and generated $9,279 cash from investing activities during the three month period ended March 31, 2010.

Cash from Financing Activities

We generated $402,214 cash from financing activities during the three month period ended March 31, 2011 and used $456 during the three months ended March 31, 2010.

For the period from January 1, 2009 through March 31, 2011, the Company incurred net losses aggregating $854,339. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our future operating expenses and the capital expenses in their report on the financial statements for the year period ended December 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets” (“ASC Topic 860”) which will require more information about transfers of financial assets in situations where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This guidance is effective for interim and annual periods ending after November 15, 2009. The Company does not expect the adoption of the guidance to have a material impact on its financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“ASC Topic 810”). The guidance is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This guidance is effective for interim and annual periods ending after November 15, 2009. The Company does not expect the adoption of the new accounting guidance to have a material impact on its financial statements.

In June 2009, the FASB issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.

Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 recognizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure.

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption does not have a material impact on the Company’s consolidated results of operations or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Management’s evaluation of disclosure controls and procedures

a)	Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2011 due to the following:

i.	there is a lack of adequate segregation of duties in our accounting and financial reporting functions;

ii.	there is a lack of entity wide controls, including no audit committee, and a failure to maintain formalized accounting policies and procedures;

iii.	senior management has not established and maintained a “proper tone” as to internal control over financial reporting;

iv.	there may be a lack of sufficient controls relating to user access security levels in our accounting software to restrict access to certain financial applications only to e

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule13a- 14(a) or Rule 15(d)-14(a)).
32.1	Certifications pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNT KNOWLEDGE HOLDINGS, INC.

By	/s/ Daniel A. Carr
Daniel A. Carr
President, Treasurer, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Date:	May 20, 2011