Form 10-Q
period 2011-06-30
Mount Knowledge Holdings, Inc.
filed 2011-08-22
CIK 1397951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________ to __________

MOUNT KNOWLEDGE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada		98-0534436
(State or other jurisdiction of incorporation or	_____000-52664_______	(I.R.S. Employer Identification No.)
organization)	Commission File Number

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

Yes [  X ]       No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]           No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of August 22, 2011 there were 106,310,633 shares, par value $.0001, of common stock.

MOUNT KNOWLEDGE HOLDINGS, INC.

FORM 10-Q
June 30, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26

PART II-- OTHER INFORMATION

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

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

MOUNT KNOWLEDGE HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Stated in US dollars)

(Unaudited)

MOUNT KNOWLEDGE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Stated in US dollars)

	SUCCESSOR COMPANY JUNE 30, 2011 (Unaudited)	SUCCESSOR COMPANY DECEMBER 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$ 103,031	$ 288,872
Accounts receivable	168,232	199,287
Unbilled revenue	211,587	188,785
Other receivables	14,823	12,433
Corporate tax recoverable	10,273	10,295
Prepaid expenses and other assets	1,100	2,747
Due from related parties	-	78,488
Total current assets	509,046	780,907

Property and equipment, net	37,824	37,019
Goodwill	375,292	375,292
Investment in non-consolidated subsidiary	490	490
Other assets	46,832	30,285

TOTAL ASSETS	$ 969,484	$ 1,223,993

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$ 326,109	$ 133,521
Deferred revenue	180,841	203,970
Tax payable	51,435	60,997
Other payable	135,213	108,321
Due to related parties	229,728	25,537
Wages payable	186,397	78,468
Notes payable	224,660	935,130
Total current liabilities	1,334,383	1,545,944
Total Liabilities	1,334,383	1,545,944

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, 50,000,000 shares, designated as Series A convertible preferred stock, $0.0001 par value, 8,888,888 issued and outstanding at June 30, 2011 and December 31, 2010	889	889
Common stock, $0.0001 par value, 200,000,000 shares authorized, 106,310,633 and 99,600,226 issued and outstanding at June 30, 2011 and December 31, 2010	10,631	9,960
Additional paid-in capital	4,637,871	4,265,625
Accumulated other comprehensive loss	(11,450)	(4,647)
Retained deficit	(5,477,448)	(4,399,972)
Non-controlling interest	474,608	(193,806)
Total Stockholders' Equity (Deficit)	(364,899)	(321,951)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 969,484	$ 1,223,993

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Stated in US dollars)
(Unaudited)

	SUCCESSOR COMPANY	PREDECESSOR COMPANY	SUCCESSOR COMPANY	PREDECESSOR COMPANY
	THREE MONTHS ENDED JUNE 30, 2011	THREE MONTHS ENDED JUNE 30, 2010	SIX MONTHS ENDED JUNE 30, 2011	SIX MONTHS ENDED JUNE 30, 2010
Sales revenue	$ 534,045	$ 484,856	$ 974,330	$ 813,784
Cost of goods sold	279,980	208,023	520,806	379,087
Gross profit	254,065	276,833	453,524	434,697
Operating expenses:
Selling expenses	16	-	2,735	-
General and administrative expenses	956,489	152,164	1,932,885	375,741
Total operating expenses	956,505	152,164	1,935,620	375,741
Income (loss) from operations	(702,440)	124,669	(1,482,096)	58,956
Other income (expense)	14,391	(43,389)	19,280	(16,374)
Interest income (expense)	(830)	74	(1,124)	76
Income (loss) before non controlling interest and income tax	(688,879)	81,354	(1,463,940)	42,658
Income taxes	-	14,682	-	14,682
Net loss attributable to non-controlling interest	208,443	-	386,464	-
Net income (loss) attributable to common shareholders	$ (480,436)	$ 66,672	$ (1,077,476)	$ 27,976
Other Comprehensive Income (Loss)
Net income (loss)	$ (688,879)	$ 66,672	$ (1,463,940)	$ 27,976
Foreign currency translation adjustment	(3,335)	874	(6,803)	445
Total Comprehensive Income (Loss)	$ (692,214)	$ 67,546	$ (1,470,743)	$ 28,421
Net loss per share- basic and diluted	$ (0.005)	-	(0.01)	-
Weighted average number of common shares outstanding- basic and diluted	99,841,372	-	99,959,962	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US dollars)
(Unaudited)

	SUCCESSOR COMPANY	PREDECESSOR COMPANY
	SIX MONTHS ENDED JUNE 30, 2011	SIX MONTHS ENDED JUNE 30, 2010
Cash Flows from Operating Activities:
Net income (loss)	$ (1,463,940)	$ 27,976
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation expense	7,087	1,167
Shares issued for consulting service provided	108,276	-
Share-based compensation	48,000	-
Changes in operating assets and liabilities:
Accounts receivable	33,342	(42,154)
Unbilled revenue	(18,947)	(69,054)
Other receivables	(2,074)	(1,589)
Prepaid expenses and other assets	(14,526)	(3,888)
Accounts payable and accrued liabilities	192,537	(6,163)
Deferred revenue	(25,807)	(13,116)
Taxes payable	(10,777)	9,612
Other payable	25,647	4,883
Wages payable	105,511	12,572
Due to/from related party	73,097	(2,392)
Net cash used in operating activities	(942,584)	(82,146)

Cash Flows from Investing Activities:
Purchase of property and equipment	(12,139)	(2,029)
Collection of advances/loans- related party	37,271	14,410
Net cash provided by investing activities	25,132	12,381

Cash Flows from Financing Activities:
Proceeds from related parties	161,755	-
Repayment of note payable	(31,116)	-
Borrowing from note payable	40,000	-
Proceeds from share issuances to non-controlling interests	552,165	-
Net cash provided by financing activities	722,804	-
Effect of exchange rate changes on cash	8,807	(8,947)
Net Change in Cash and Cash Equivalents	(185,841)	(78,712)
Cash and Cash Equivalents, at beginning of period	288,872	207,566
Cash and Cash Equivalents, at end of period	$ 103,031	$ 128,854
Supplemental Disclosure of Cash Flow Information:
Interest expense paid	$ 1,124	$ 87
Interest taxes paid	$ 6,686	$ 14,738
Non-cash Investing and Financing Activities
Conversion of note payable to equity	$ 719,354	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June30, 2011
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

On July 27, 2009, the Company changed its business purpose from a mining and exploration company to an educational software development and sales company offering innovative and proprietary learning software products and teaching services. The Company’s principal executive offices are now in Novi, Michigan.

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

On October 19, 2010, the Company formed Mount Knowledge Asia Ltd. (“MKA”), a Hong Kong corporation (wholly owned by the Company) for the purposes of facilitating the acquisition of Language Key Asia Ltd and to acquire other business-to-business (B2B) and business-to-consumer (B2C) business interests throughout Asia.

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

On December 31, 2010, the Company acquired, via MKA, 100% ownership of Language Key Asia Ltd. (“LKA” or Predecessor Company”), a Hong Kong corporation formed in October 2010 as a holding company for ownership interests in business-to-business operations in Asia.

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

LKA was established to facilitate the acquisition of the LK Group by the Company and to be the vehicle into which to receive equity capital contributions from the Company. On December 31, 2010, the shareholders of LKA executed a share exchange agreement with the Company.

The LK Group provides custom business English and communications skills courses, soft skills workshops, executive coaching and other related services to public and private sector clients, including government entities in Hong Kong and Mainland China and Fortune 500 corporations.

Upon the completion of the Language Key Asia Acquisition, LKA became a wholly owned subsidiary of the Company and the Company no longer qualified as a development stage enterprise as defined under SFAS No. 7 “Accounting and Reporting by Development Stage Enterprises.”

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

As of June 30, 2011, the corporate structure of the Company consisted of the following:

(a)

100% ownership interest of MKA;

i.

100% ownership interest of LKA, acquired and held by MKA as of December 31, 2010; and

(b)

60.62% ownership interest of MTK USA; and

(c)

49% ownership interest of MTK TECH

As of June 30, 2011, the corporate structure of LKA consisted of the following:

(a)

100% ownership interest of LKCTS;

i.

100% ownership interest of LKTR, a wholly-owned subsidiary of LKCTS;

ii.

100% ownership interest of LKCH, a wholly-owned subsidiary of LKCTS, with regional branch offices in Beijing, Guangzhou and Shenzhen;

(b)

100% ownership interest of LKPUB

Basis of Presentation

On December 31, 2010, the Company changed its fiscal year end from October 31 to December 31.

The unaudited interim financial statements as of and for the three months and six months ended June 30, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s December 31, 2010 Form 10-K/A. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosures, which would substantially duplicate that contained in the Company’s December 31, 2010 financial statements, have been omitted. The results of operations for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results for the entire year ending December 31, 2011.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S, generally accepted accounting principles (“US GAAP”). The Company’s functional currency is US dollar. The LK Group’s functional currencies are the Chinese Renminbi (“RMB¥”) and Hong Kong dollar (“HKD$”); however the accompanying unaudited financial statements have been translated and presented in United States Dollars (“USD$”).

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

Foreign Currency Translation

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2010	6.61201	6.75950
Quarter ended June 30, 2011	6.46621	6.54879
Quarter ended June 30, 2010	6.79348	6.83527

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2010	7.80000	7.80000
Quarter ended June 30, 2011	7.80000	7.80000
Quarter ended June 30, 2010	7.80000	7.80000

Reclassifications

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the presentation of the current period for the comparative purposes.

NOTE 2 - GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net loss of $1,463,940 for the six months ended June 30, 2011 and had a working capital deficit of $825,337 as of June 30, 2011. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized

As of June 30, 2011 and December 31, 2010, the Company’s authorized shares consisted of the following:

a)	100,000,000 preferred shares with 50,000,000 designated as Series A convertible, par value $0.0001
b)	200,000,000 common shares, par value $0.0001

Common Stock

On June 30, 2011, the Company exchanged 4,795,694 shares of restricted common stock for 4,795,694 shares of restricted common stock of MTK USA held by Blue Fire Consulting Group Ltd., including a sixty month warrant for the purchase of 1,198,924 shares of restricted stock of the Company at $.50 per share pursuant to a Securities Purchase Agreement entered into on June 30, 2011.

On June 30, 2011, the Company exchanged 1,433,333 shares of restricted common stock for 1,433,333 shares of restricted common stock of MTK USA held by Uptick 20 S.A., including a sixty month warrant for the purchase of 358,333 shares of restricted stock of the Company at $.50 per share pursuant to a Securities Purchase Agreement entered into on June 30, 2011.

On February 4, 2011, the Company issued a total of 241,380 shares of restricted common stock for services rendered by a contractor to the Company pursuant to an executed consulting agreement. The fair value of the services received during this period was calculated as the market price at the date of grant and the date service is provided with a total value of $63,276.

On December 31, 2010, the Company agreed to issue to LKA and/or its assigns at closing a total of 480,000 shares of the Common Stock of the Company at a value of $0.0001 per share, subject to a 12 month sale restriction from the date of issuance, for the purpose of providing certain employee stock incentives (signing bonus) for key management personnel of LKA. The grant date fair value was $96,000 and $48,000 of this amount (240,000 shares) was recorded during the six months ended June 30, 2011. The fair value was determined based on the quoted price of our stock on the grant date. The unvested portion of this award, $48,000, will be recognized ratably over the requisite service period.

Common Stock Warrants

As of December 31, 2010, there were 12,000,000 warrants with an exercise price of $0.15 per share outstanding and 12,000,000 warrants with an exercise price of $0.20 per share outstanding.

1,577,257 warrants with an exercise price of $0.50 per share were issued by the Company pursuant to a Securities Purchase Agreement entered into on June 30, 2011.

Mount Knowledge USA, Inc.

During the three months ended June 30, 2011, MTK USA issued 1,069,999 shares of its common stock at a value of $0.15 per share to four individual investors for cash proceeds of $160,460 and 300,000 shares of its common stock at a value of $0.15 per share to three independent contractors for services rendered totaling $45,000. The shares issued were recorded by the Company as an addition to non-controlling interest.

During the three months ended March 31, 2011, MTK USA issued 2,611,667 shares of its common stock at a value of $0.15 per share to ten individual investors for cash proceeds of $391,705. MTK USA converted $719,354 of note payable owed to Blue Fire Consulting Group into 4,795,694 common shares of MTK USA (see NOTE 4). The shares issued were recorded by the Company as an addition to non-controlling interest.

NOTE 4 – NOTES PAYABLE

During 2010, the Company received loans totaling $869,354 from third parties. On December 31, 2010, these advances were converted to notes payable, which are unsecured, bear interest at 5% per annum beginning December 31, 2010 and mature on December 31, 2011. In March 2011, $719,354 of these advances was converted into 4,795,694 common shares of MTK USA with a total remaining balance of $150,000 in Notes Payable. As of June 30, 2011, the remaining Notes Payables balance in MTK USA was $150,000.

As of June 30, 2011, the Company had a loan payable of $40,000 to Access Alternative Group S.A. (“AAG”), an independent contractor of the Company. The Company received the funds from AAG for operational cash flow purposes. The loan payable bears no interest and is expected to be repaid on or before December 31, 2011.

On December 31, 2010, LKA executed a promissory note in the principal amount of $65,776 in favor of Foxglove International Enterprises Ltd. (“Foxglove”) in satisfaction of certain royalty payments owed by LKTR to Foxglove for fiscal years 2008 and 2009.

This note bears no interest, and is to be repaid in 12 monthly installments. As of December 31, 2010, no payments had been made against the promissory note, however, subsequent to year-end, total payments of $31,116 were made and as of June 30, 2011, the balance of the promissory note was $34,660.

NOTE 5 - RELATED PARTY TRANSACTIONS

Related party transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

The related parties consist of the following:

(1)

The Language Key China Ltd. Guangzhou (“LKGZ”), branch office of LKA’s China subsidiary that was incorporated in December 2010 but whose bank accounts were opened in January 2011

(2)

Dirk Haddow, current CEO of LKA.

(3)

Mr. Jeff Tennenbaum, current CFO of LKA

(4)

Birch First Advisors, LLC, an affiliate and consultant to the Company.

(5)

Birch First Global Investments, Inc., an affiliate to the Company.

(6)

Practical Business Advisors, LLC, a company controlled by Daniel A. Carr, the Company’s President, CEO, Treasurer, and Director.

Due from related parties consists of the following:

	Successor	Successor
	June 30, 2011	December 31, 2010

The Language Key China Ltd. Guangzhou	$-	$36,915
Birch First Advisors, LLC	-	41,573

Total Due From Related Parties	$-	$78,488

Due to related party consists of the following:

	Successor	Successor
	June 30, 2011	December 31, 2010

Practical Business Advisors, LLC	16,840	16,840
Birch First Advisors, LLC	29,627	-
Birch First Global Investments, Inc.	152,000	-
Mr. Dirk Haddow	9,755	-
Mr. Jeff Tennenbaum	21,506	8,697

Total Due To Related Parties	$229,728	$25,537

At December 31, 2010, the amounts Due from Related Parties included funds due from LKCH’s Guangzhou branch, which, while it was incorporated in December 2010, did not have opened bank accounts until January 2011. The amounts due from the Guangzhou branch are now eliminated in LKCH, and therefore within LKA’s consolidated financial statements.

As of June 30, 2011 and December 31, 2010, the Company had outstanding amounts Due to Related Parties in the amounts of $229,728 and $25,537, respectively.

Payable to Practical Business Advisors, LLC totaled $16,840 as of June 30, 2011 and December 31, 2010. These represented payables for services provided by an entity controlled by the Company’s president.

Payable to Birch First Advisors, LLC totaled $29,627 as of June 30, 2011. This represented a payable for the management and advisory services provided by an affiliate of the Company. At December 31, 2010, the Company held prepaid expenses to Birch First Advisors, LLC in the amount of $41,573.

Payable to Birch First Global Investments, Inc. totaled $152,000 as of June 30, 2011. This represented a payable for loans to the Company provided by an affiliate of the Company during the six months ended June 30, 2011.

Payable to Dirk Haddow, the CFO of LKA, was $9,755 as of June 30, 2011 and represented the remaining balance of a Note Payable to the Company as of that date.  The Note has since been repaid in full.

Payable to Jeff Tennenbaum, the CFO of LKA, were $21,506 and $8,697 as of June 30, 2011 and December 31, 2010, respectively. The payable represented the consulting service provided to LKA, an entity controlled by the Company.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Tentative Settlement of Employee Dispute

Subsequent to the end of the quarter ended June 30, 2011, the Company and a former employee tentatively agreed to an approximately $31,000 settlement to a dispute over past compensation, however, as of the date of this filing, the final terms had not been determined. The Company included this amount in its liability as of June 30, 2011 as the dispute is related to period prior to June 30, 2011.

Letter of Intent

On May 27, 2011, the Company entered into a letter of intent with C 2 Technologies, Inc. (“C 2”) for the purchase by the Company of all of the outstanding capital stock of C 2 for $15 million to be paid at the time of closing. The letter of intent also provides for an additional payment by the Company to the C 2 shareholders equal to five times C 2 ’s 2011 earnings before interest taxes, depreciation and amortization (“EBITDA”) less $15 million, not to exceed $8.5 million. The letter of intent provides for an earn-out payment payable to the C 2 shareholders in an amount equal to 35% of C 2 ’s EBIDTA for fiscal 2012, 2013 and 2014.

The completion of the acquisition will be dependent upon the satisfactory completion of due diligence, the execution of definitive transaction agreements, receipt of all necessary government approvals and material third-party consents and other conditions, including, the ability of the Company to obtain financing. A definitive purchase agreement was anticipated to be completed on or before August 1, 2011. However, to date no definitive agreement has been entered into by the parties and it is possible that the parties will not finalize such an agreement by such date, if at all.

Execution of Institutional Financing Term Sheet

On May 16, 2011, the Company and Westor Capital Group, Inc. (“Westor”), a licensed broker-dealer, executed a term sheet whereby Westor would be the placement agent for a possible capital raise, under certain "to be defined" terms and conditions at closing. As of June 30, 2011, the Company had terminated the agreement with Westor due to irreconcilable differences on exclusivity terms.

On December 31, 2010, the Company and MKA, its wholly-owned subsidiary, entered into a subscription agreement with LKA for the purchase by the Company of MKA of 10,000,000 shares of Ordinary B stock of LKA for an aggregate purchase price of $1,000,000, which is due over 12 months. As of the date of this filing, the Company has fulfilled $215,000 of its $1,000,000 stock subscription in LKA; however, the Company has also advanced approximately $225,000 in loans to Language Key Training Solutions, Ltd, a wholly-owned subsidiary of LKA, which the Company intends to offset against the total $1,000,000 purchase price in the next fiscal quarter.

On December 31, 2010, the Company, in connection with its acquisition of LKA, agreed to pay an amount of $66,960 to Foxglove International Enterprises (“Foxglove”) for the transfer of the Language Key trademark from Foxglove to LKA.  Foxglove holds a lien on the trademark, which carries a rate of 1.5% per month. As of June 30, 2011, no payment had been made to Foxglove for the trademark, and the balance including accrued interest was $73,217.

NOTE 7 – INCOME TAX

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

The People's Republic of China (PRC)

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the old laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaces the 33% rate applicable to both DES and FIEs.

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

LKA’s subsidiary, The Language Key China Ltd., as an enterprise established in Shanghai, PRC, was entitled to a preferential enterprise tax rate of 18% prevailing in Pudong Economic Zone for all years before 2008, and the following preferential rates started on January 1, 2008:

Year	Tax Rate
2008	18%
2009	20%
2010	22%
2011	24%
2012 and thereafter	25%

A reconciliation between the income tax computed at the U.S. statutory rate and the Company's provision for income tax in Hong Kong is as follows:

	For three months ended June 30,		For six months ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010
U.S. statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S.	-34.0%	-34.0%	-34.0%	-34.0%
Hong Kong Statutory rate	16.5%	16.5%	16.5%	16.5%
Loss not subject to income tax	-16.5%	-16.5%	-16.5%	-16.5%
Effective tax rate	0.0%	0.0%	0.0%	0.0%

A reconciliation between the income tax computed at the U.S. statutory rate and the Company's provision for income tax in the PRC is as follows:

	For three months ended June 30,		For six months ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010
U.S. statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S.	-34.0%	-34.0%	-34.0%	-34.0%
PRC preferential enterprise income tax rate	25.0%	25.0%	25.0%	25.0%
Tax holiday and relief granted to the Subsidiary	-1.0%	-3.0%	-1.0%	-3.0%
Loss not subject to income tax	-24.0%	-5.8%	-24.0%	0.0%
Other	0.0%	0.0%	0.0%	0.1%
Effective tax rate	0.0%	16.2%	0.0%	22.1%

NOTE 8 – RECONCILIATION OF LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding during the period.

Diluted net loss per share is computed by using the weighted-average number of shares of common stock outstanding and, when dilutive, potential shares from options and warrants to purchase common stock, using the treasury stock method. Diluted loss per share for the three and six months ended June 30, 2011 excludes the impact of warrants issued, as they were antidilutive.

NOTE 9 - SUBSEQUENT EVENTS

Execution of Independent Contractors Agreements

On July 29, 2011, the Company issued a total of 750,000 shares of restricted common stock of the Company to three separate contractors of the Company, a total of 250,000 shares to Birch First Advisors, LLC, an entity controlled by an affiliate of the Company, a total of 250,000 share to Practical Business Advisors, LLC, an entity controlled by Daniel A. Carr, President, Chief Executive Officer and Director of the Company, and a total of 250,000 shares to Simon G. Arnison, Chief Technology Officer, Secretary and Director of the Company, pursuant to three separate independent contractors agreements entered into on July 31, 2011. The fair value of the services to be received by the Company during the aforementioned period pertaining to the share compensation will be calculated at the market price of the Company’s publicly traded shares on the date of execution of each agreement for a total value of $75,000 based on a per share market price of $0.10.

In addition, the Company granted a cashless warrants for the total purchase of 3,600,000 shares of restricted stock of the Company; a total of 1,200,000 shares to Birch First Advisors, LLC, a total of 1,200,000 shares to Practical Business Advisors, LLC, and 1,200,000 shares to Simon G. Arnison, respectively, pursuant to three separate warrant stock purchase agreements entered into on July 31, 2011. The terms of each warrant agreement is based on a vesting period of three years, with 400,000 shares exercisable each year provided that each respective contractor, separately, is still engaged with the Company. The shares granted in each warrant are subject to a vesting and distribution schedule on a pro-rata basis, in the event of early termination by either Contractor or Company.

Payment of 2010 Corporate Income Tax Liability in China

On August 10, 2011, LKA’s subsidiary in China paid its outstanding Corporate Income Tax liability in China of approximately $50,000.

Short-term Notes Payable

On August 4, 2011, LKA’s subsidiary in China received a Short-term Note Payable of approximately $55,000 to be used for general liquidity purposes in advance of receiving additional capital from the Company.  The Note matures on November 4, 2011 and carries an interest rate of 5% per month.  The Company expects to repay this Note in full prior to its maturity date.

On August 10, 2011, LKA’s CEO advanced a $50,000 Short-term Note Payable to its subsidiary in China in order to satisfy its 2010 Corporate Income Tax Liability.  The Note matures on August 31, 2011, and the Company expects to repay it in full by that date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  See “Cautionary Note Regarding Forward-Looking Statements.”

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

We also operate through our majority owned subsidiary, Mount Knowledge USA, Inc. (“MTK USA”), which markets, sells and distributes a proprietary real time self learning system software application domestically and internationally to a variety of customers, including individuals, schools, government agencies, and businesses. As of June 30, 2011, the Company holds a controlling ownership interest totaling approximately 60.62% in MTK USA.

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

On May 27, 2011, the Company entered into a letter of intent with C 2 Technologies, Inc. (“C 2”) for the purchase by the Company of all of the outstanding capital stock of C 2 for $15 million to be paid at the time of closing. The letter of intent also provides for an additional payment by the Company to the C 2 shareholders equal to five times C 2 ’s 2011 earnings before interest taxes, depreciation and amortization (“EBITDA”) less $15 million, not to exceed $8.5 million. The letter of intent provides for an earn-out payment payable to the C 2 shareholders in an amount equal to 35% of C 2 ’s EBIDTA for fiscal 2012, 2013 and 2014.

The completion of the acquisition will be dependent upon the satisfactory completion of due diligence, the execution of definitive transaction agreements, receipt of all necessary government approvals and material third-party consents and other conditions, including, the ability of the Company to obtain financing. A definitive purchase agreement was anticipated to be completed on or before August 1, 2011. However, to date no definitive agreement has been entered into by the parties and it is possible that the parties will not finalize such an agreement by such date, if at all.

Corporate Structure

The Company is a platform company that exists for purpose of acquiring and operating market-leading global educational corporate training, language learning and technology development companies. The following sets forth our corporate structure.

As of June 30, 2011, the corporate structure of the Company consisted of the following:

(a)

100% ownership interest of MKA;

i.

100% ownership interest of LKA, acquired and held by MKA as of December 31, 2010; and

(b)

60.62% ownership interest of MTK USA; and

(c)

49% ownership interest of MTK TECH.

As of June 30, 2011, the corporate structure of the Language Key Asia Ltd. (“LKA”) consisted of the following:

(a)

100% ownership interest of LKCTS;

i.

100% ownership interest of LKTR, a wholly-owned subsidiary of LKCTS;

ii.

100% ownership interest of LKCH, a wholly-owned subsidiary of LKCTS, with regional branch offices in Beijing, Guangzhou and Shenzhen;

(b)

100% ownership interest of LKPUB.

Plan of Operations

Over the 12-month of 2011, we must raise capital and complete certain milestones as described below:

Milestones

First and Second Quarter - 2011

In the first and second quarter of 2011, the Company completed the integration of the Company’s newly acquired subsidiaries, LKA and its operational subsidiaries in Hong Kong and China and MTK USA in the US, acquired on December 31, 2010. As a result of the integration, the Company now has operations in Novi, Michigan, Toronto, Canada, Hong Kong, Beijing, Guangzhou, Shanghai and Shenzhen, China. Additionally, the U.S. GAAP audited financial statements for MTK USA and LKA, individually, were filed in the Current Report on Form 8-K/A dated March 25, 2011 and March 29, 2011, respectively, and consolidated financials were filed in the Current Report on Form 10K/A dated April 15, 2011.

Furthermore, during the first and second quarter of 2011, MTK USA raised approximately $552,165 in equity and converted approximately $719,354 in debt into equity in MTK USA.

During the first and second quarter of 2011, the Company’s management focused its efforts on an acquisition strategy to acquire synergistic companies in the language learning and training business sector. The Company’s first target market for 2011 was the vast English learning China market and other Asian territories, with a long-term vision of expanding into other world markets in 2012.  However, on May 27, 2011, the Company entered into a letter of intent with C 2 for the purchase by the Company of all of the outstanding capital stock of C 2 for $15 million to be paid at the time of closing.

C² provides training, strategic human capital management, mission-critical support services, and information technology solutions to meet the specific needs of its civilian, defense, and private-industry clients. To date, the parties have not entered into a definitive agreement and it is possible that the parties will not finalize such an agreement prior to the closing date of November 1, 2011, if at all. There can be no assurance that the Company will be able to successfully negotiate and consummate the C² transaction or the acquisition of any other target that it identifies.

Also during the second quarter of 2011, LKA conducted and completed User Acceptance Testing (“UAT”) of its new E-Learning platform, ECO-Learning (“ECO”).  More than 40 clients participated in UAT, which officially concluded at the end of July.  LKA’s objectives of UAT were to get feedback from its clients as it finalized the first commercial version of ECO, as well as to jump start the sales process by essentially having in excess of 40 potential purchasers of the product at the commencement of its commercialization in August. The official commercialization of ECO is set to begin on or about September 1, 2011 and no sales have been made as of the date of this filing.

During the second quarter of 2011, the Company anticipated a capital raise between $2,500,000 and $5,000,000 to finance its operations and acquisition strategy and to complete our commitment to fund a total of $1,000,000 in additional growth capital to LKA for 2011. To date, the Company has been unsuccessful in obtaining the necessary financing to meet all its current obligations, however, the Company was able to raise approximately $552,165 in equity financing. As a result of such financings, the Company has funded a total of approximately $440,000 to LKA against the funding commitment in equity payments and other advances, as of June 30, 2011.

The Company continues to seek additional financing to meet it operational obligations and to further its acquisition plans. In doing so, the Company anticipates the need to raise approximately $20 million in debt and/or equity to consummate on the C 2 transaction on or before November 1, 2011. Besides, the original amount of financing anticipated, the Company might seek additional funding as deemed necessary by our management. There can be no assurance that such financing will be available to us on terms that are acceptable or at all.

Third and Fourth Quarters - 2011

In the third and fourth quarters of 2011, the Company plans to consummate the C 2 transaction and, through LKA, begin commercial sales of its new E-Learning platform, ECO-Learning.  With respect to ECO, LKA has begun to market the product to its clients in Greater China, as well as to resellers in other parts of Asia and Europe.  While ECO is first being marketed as a B2B solution, LKA expects to offer it B2C in selected markets.

With the planned acquisition of C² and the commercial launch of ECO, the Company expects to realize an expanded set of objectives that includes new product enhancements, the development of new partnerships and distribution channels, and direct sales opportunities in the form of infomercials and online membership programs, including the option of bundling our product with potential technology partners to increase brand awareness and product reach as follows:

1.

Business Enterprise Applications (Corporations, Schools and Government Agencies). With the 2010 acquisition of LKA, we foresee the use of the our products and services as a learning solution for schools, government agencies, healthcare facilities, and corporations to provide an enhanced, interactive learning program to facilitate new job skills training and continual education programs. Therefore, we intend to develop product-specific enhancements to our existing products and services for use in various business applications. It is likely that most of the product enhancements for business applications will be in the form of client-specific modifications based upon requests for customized specifications and functionality. As such, we anticipate that some of the costs for these modifications will be borne by each respective client. Therefore, it is difficult to accurately determine the upfront costs attributable to us for any research and development of business enterprise applications.

2.

Product Enhancements, Membership Program and Technology Partners. Subject to the successful launch of our products and services in the US, Canada, and Asia, we plan to provide product enhancements consistent with perceived customer requirements for other world markets. Most of these enhancements are believed by management to be in the form of updated graphics, to enhance the fluidity of the user experience and interface, and some market-specific content. In addition, we foresee a web-based e-learning membership program with recurring monthly fee based revenues as being one of the more important and lucrative long-term revenue models for us. It is difficult to accurately estimate the total cost involved in the design and development of this program, including the time required to implement such a program. Furthermore, we will seek to identify and develop relationships with globally recognized technology providers and OEM’s to pursue the possibility of bundling the Mount Knowledge™ products and services with established product platforms, including mobile applications (PDA) to provide the Company with an ancillary revenue stream. We see this as a potentially significant opportunity to generate revenues, if the Company can successfully demonstrated the desirability of the Knowledge Generator™ product with its initial audience and market(s).

3.

New Business Development and Marketing (Additional Partnerships and Distribution Channels). We will also pursue our business development and marketing efforts in other territories of Asia, and in the North American and European markets

The milestones outlined above represent our objectives for the purpose of obtaining revenues from the marketing and sales of our products and services through various marketing and distribution channels.

Although, we have arranged and specified each respective milestone in a defined order, or timeline, over the next 12 months, as evident in the first and second quarter of 2011, the Company may find the need to modify any or all of the milestones listed in subsequent yearly quarters, subject to unforeseen circumstances and other contingences which may require us to alter, in whole, or in part, certain aspects of each respective milestone in order for us to successfully realize revenue and ultimately attempt to achieve profitability.

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

Requirements and Utilization of Funds

To implement our plan of operations, including some or all of the above described milestones (objectives), the Company will need to raise capital in an amount between $10 and $20 million over the remaining 6 months of 2011 on terms and conditions to be determined. Management intends to raise such capital through the issuance of equity securities. Management may elect to seek subsequent interim or “bridge” financing in the form of debt (corporate loans) as may be necessary.

The Company anticipates the need to raise additional capital for the next 6 months of operations, subject to the successful implementation of our initial milestones over the next 90 days of operations and our revenue growth cycle thereafter. At this time, management is unable to determine the specific amounts and terms of such future financings.

The Company foresee the proceeds from capital raised to be allocated as follows: (a) consolidation and integration; (b) growth capital; (c) acquisition research and due diligence; (d) business enterprise applications; (e) product enhancements, membership programs and technology partners; (f) new business development and marketing; (g) legal, audit, SEC filings and compliance fees; (h) financing costs; (i) working capital (general and administrative); (j) reserve capital for costs of acquisition and market expansion.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2011, we had $103,031 in cash, $168,232 in accounts receivables, and $211,587 in unbilled revenue. We had revenues of $974,330 during the six-month period ended June 30, 2011. We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed marketing and sales operations.

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

Management believes that the Company will continue to generate sales revenue comparable to 2010 for the remainder of 2011, but that these sales revenues will not satisfy our cash requirements during that period. We have no committed source for funds as of this date. No representation is made that any funds will be available when needed. In the event that funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales, and could fail to satisfy our future cash requirements as a result of these uncertainties.

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

Results of Operations

Basis of Presentation

For management discussion and analysis purposes, the operational data for the three months and six months ended June 30, 2011, represents the financial results of Mount Knowledge Holdings, Inc., (“Successor Entity”), and for the three months and six months ended June 30, 2010 represents the financial results of Language Key Asia, Ltd. and Mount Knowledge USA, Inc., combined, the (“Predecessor Entity”.)

The following table represents sales of our products and services for the three months ended June 30, 2011 and 2010 and six months ended June 30, 2011 and 2010:

	For three months ended June 30,		For six months ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010
Sales revenue	$534,045	484,856	$974,330	813,784
Cost of goods sold	279,980	208,023	520,806	379,087
Gross profit	254,065	276,833	453,524	434,697

Revenues

The Company generates revenue, through its wholly owned subsidiary, LKA. Revenue for the three months ended June 30, 2011 was $534,045 compared to revenue for the three months ended June 30, 2010 of $484,856, an increase of $49,189, or 10%. Respectively, the revenue for the six months ended June 30, 2011 was $974,330 compared to revenue for the six months ended June 30, 2010 of $813,784, an increase of $160,546, or 20%. The increase is mainly due to higher sales in the first and second quarter of 2011 compared to sales in the first and second quarter of 2010.

Cost of goods sold is primarily composed of the costs of the Company’s trainers as well as materials and transportation expenses associated with delivering training courses. Cost of goods sold for the three months ended June 30, 2011 was $279,980 compared to cost of goods sold for the three months ended June 30, 2010 of $208,023, an increase of 35%. Cost of goods sold for the six months ended June 30, 2011 was $520,806 compared to cost of goods sold for the six months ended June 30, 2010 of $379,087, an increase of 37%.

Gross profit is calculated by deducting cost of goods sold from revenues and ranges from 47% to 57%, depending on the nature of the specific courses sold and the contract terms negotiated. Gross profit for the three months ended June 30, 2011 was 48% compared to gross profit for the three months ended on June 30, 2010 of 57%, a decrease of 9%. Respectively, the gross profit for the six months ended June 30, 2011 was 47% compared to gross profit for the six months ended on June 30, 2010 of 53%, a decrease of 6%.

The following table represents operating costs and expenses for the three months and six months ended June 30, 2011 and 2010:

	For three months ended June 30,		For six months ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010
Operating expenses:
Selling expense	$16	-	$2,735	-
General and administrative expenses	956,489	152,164	1,932,885	375,741
Total operating expenses	956,505	152,164	1,935,620	375,741
Loss from operations	(702,440)	124,669	(1,482,096)	58,956
Other income (expense)	14,391	(43,389)	19,280	(16,374)
Interest income (expense)	(830)	74	(1,124)	76
Loss before non-controlling interest and income taxes	(688,879)	81,354	(1,463,940)	42,658
Income taxes	-	14,682	-	14,682
Net income attributable to non-controlling interest	208,443	-	386,464	-
Net Income (loss) attributable to common shareholders	(480,436)	66,672	(1,077,476)	27,976

Operating costs and expenses

Selling, general, and administrative expenses for the three months ended June 30, 2011 were $956,505 compared to $ 152,164 for the quarter ended June 30, 2010, an increase of 529% and for the six months ended June 30, 2011 were $1,935,620 compared to $ 375,741 for the six months ended June 30, 2010, an increase of 415%. This increase is due to both the impact of corporate decisions made in the third and fourth quarters of 2010 for expansion in 2011 and beyond, as well as additional costs incurred during the three and six months ended June 30, 2011. The increase in selling, general, and administrative expenses was primarily attributable to audit fees, maintaining compliance as a publicly reporting company, and the development of the ECO-Learning platform. In addition, the increase in operating expenses in the first six months of 2011 compared to the first three and six months of 2010, reflects expenses related to initiatives and changes at LKA that became effective after the first quarter of 2010. Specifically, during the third and fourth quarters of 2010, LKA opened a new office in Guangzhou, hired additional key staff in each of its offices, increasing the salaries of key personnel, outsourced its monthly bookkeeping and accounting functions, and invested in systems and personnel to develop the content for ECO-Learning. The costs related to aforementioned are expected to be ongoing as LKA builds out its infrastructure for growth. Also, during the three and six months ended June 30, 2011, LKA incurred costs related to the initial launch of ECO learning, including technical, promotional, and legal. LKA expects to incur future costs related to ECO as it builds the business unit going forward.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources for fiscal 2011 will be cash on hand, internally generated cash flows from operations. As of June 30, 2011, we had cash on hand of $ 103,031, $ 168,232 in accounts receivables, and $ 211,587 in unbilled revenue and negative working capital as a result of added operational expenses due to acquisition integration costs and the development and release of a new product line.

Cash Flows

The following table summarizes the cash flows for the six month periods ended June 30, 2011 and 2010:

	SUCCESSOR	PREDECESSOR
	COMPANY	COMPANY
	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	JUNE 30, 2011	JUNE 30, 2010
Net cash used in operating activities	$(942,584)	$(82,146)
Net cash provided by investing activities	25,132	12,381
Net cash provided by financing activities	722,804	-
Effects of exchange rate changes on cash	8,807	(8,947)
Net decrease in cash	$(185,841)	$(78,712)

We anticipate that we will incur a minimum of $ 500,000 for operating expenses in the next quarter. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $ 942,584 during the six month period ended June 30, 2011 and $ 82,146 during the six month period ended June 30, 2010. Cash used in operating activities was funded by cash from operating revenues and financing activities.

Cash From Investing Activities

We received cash in investment activities in the amount of $ 25,132 during the six month period ended June 30, 2011 and $ 12,381 cash from investing activities during the six month period ended June 30, 2010.

Cash from Financing Activities

We generated $ 722,804 cash from financing activities during the six month period ended June 30, 2011 and used $ 0 during the six months ended June 30, 2010.

For the period from January 1, 2009 through June 30, 2011, the Company incurred net losses aggregating $ 1,543,218. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-5, “Comprehensive Income.” This ASU amends FASB Accounting Standards Codification Topic 220, “Comprehensive Income,” and requires the presentation of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the single statement versus two consecutive statement approach.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the disclosure required by this item.

Item 4. Controls and Procedures.

Management’s evaluation of disclosure controls and procedures

a)

Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of second fiscal quarter 2011 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2011 due to the following:

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

ITEM 1A. RISK FACTORS.

Smaller reporting companies are not required to provide the disclosure required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2011, the Company exchanged 4,795,694 shares of restricted common stock for 4,795,694 shares of restricted common stock of MTK USA held by Blue Fire Consulting Group Ltd., including a sixty (60) month warrant for the purchase of 1,198,924 shares of restricted stock of the Company at $.50 per share pursuant to a Securities Purchase Agreement entered into on June 30, 2011.

On June 30, 2011, the Company exchanged 1,433,333 shares of restricted common stock for 1,433,333 shares of restricted common stock of MTK USA held by Uptick 20 S.A., including a sixty (60) month warrant for the purchase of 358,333 shares of restricted stock of the Company at $.50 per share pursuant to a Securities Purchase Agreement entered into on June 30, 2011.

On July 29, 2011, the Company issued a total of 750,000 shares of restricted common stock of the Company to three separate contractors of the Company, a total of 250,000 shares to Birch First Advisors, LLC, an entity controlled by an affiliate of the Company, a total of 250,000 share to Practical Business Advisors, LLC, an entity controlled by Daniel A. Carr, President, Chief Executive Officer and Director of the Company, and a total of 250,000 shares to Simon G. Arnison, and Officer and Director of the Company, pursuant to three separate independent contractors agreements entered into on July 31, 2011. The fair value of the services to be received by the Company during the aforementioned period pertaining to the share compensation will be calculated at the market price of the Company’s publicly traded shares on the date of execution of each agreement for a total value of $75,000 based on a per share market price of $0.10.

In addition, the Company granted a cashless warrants for the total purchase of 3,600,000 shares of restricted stock of the Company; a total of 1,200,000 shares to Birch First Advisors, LLC, a total of 1,200,000 shares to Practical Business Advisors, LLC, and 1,200,000 shares to Simon G. Arnison, respectively, pursuant to three separate warrant stock purchase agreements entered into on July 31, 2011. The terms of each warrant agreement is based on a vesting period of three years, with 400,000 shares exercisable each year provided that each respective contractor, separately, is still engaged with the Company. The shares granted in each warrant are subject to a vesting and distribution schedule on a pro-rata basis, in the event of early termination by either Contractor or Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION

The information set forth below is included herewith for the purpose of providing the disclosure required by Form 8-K with respect to the Company’s entry into independent contractor agreements and warrant agreements with Practical Business Advisors, LLC, a Michigan limited liability company wholly owned by the Company’s Chief Executive Officer, Daniel Carr (“PBA”), Birch First Advisors, LLC , a Delaware limited liability company wholly owned by Birch First Trust, an affiliate of the Company (“BFA”), and Simon G. Arnison, the Company’s Chief Technology Officer, Secretary, and Director, (“SGA”).

Item 1.01.

Entry into a Material Definitive Agreement.

Item 3.02.

Unregistered Sales of Equity Securities.

Item 5.02.

Departure of directors or Principal Officers; Election of Directors; Appointment of Principal Officers; Compensatory Arrangements of Certain Officers.

Independent Contractor Agreements

On July 29, 2011, the Company entered into three separate agreements with independent contractors (each, an “Independent Contractor Agreement” and, collectively, the “Independent Contractor Agreements”) with Practical Business Advisors, LLC, a Michigan limited liability company wholly owned by the Company’s Chief Executive Officer, Daniel Carr (“PBA”), Birch First Advisors, LLC , a Delaware limited liability company wholly owned by Birch First Trust (“BFA”) and Simon G. Arnison, the Company’s Chief Technology Officer, Secretary, and Director, (“SGA”).  Together, BFA and Birch First Trust own approximately 44% of the Company’s outstanding shares of common stock.

PBA Independent Contractor Agreement

The Company engaged PBA to provide corporate management services to the Company. As compensation for such services, the Company issued 250,000 shares (the “PBA Shares”) of its common stock to PBA upon execution of the PBA Independent Contractor Agreement and is obligated to pay PBA: (i) an aggregate of $96,000 in equal monthly installments equal to $8,000 per month commencing on August 1, 2011 and thereafter on the first business day of each subsequent month through December 31, 2011; (ii) an aggregate of $130,000 in equal monthly installments equal to $10,833 per month on the first business day of each month, commencing on January 1, 2012 through December 31, 2012; (iii) an aggregate of $150,000 in equal monthly installments equal to $12,500 per month on the first business day of each month, commencing on January 1, until the end of the term of the agreement. In the event that any payment due to PBA under the PBA Independent Contractor Agreement is not made within forty (40) business days of the date the amount is due, PBA shall have the right to require the Company pay such amount due to PBA in shares of common stock. If PBA exercises such right, and requires the Company to pay the amount due in arrears in shares of common stock, the number of such shares of common stock to be paid shall be determined by dividing the total amount due under the PBA Independent Contractor Agreement by the closing price per share on the day preceding the request.

The term of the PBA Independent Contractor Agreement commenced upon execution of the agreement and shall continue in full force and effect through August 1, 2014. The agreement may only be extended thereafter by mutual agreement of the parties. The Company may terminate the agreement, effective immediately, with “Cause” (as defined in Section 11 of the PBA Independent Contractor Agreement attached hereto as Exhibit 10.1). If the Company terminates the PBA Independent Contractor Agreement for any reason other than for Cause on or before December 31, 2011, PBA will continue to receive monthly payments of $8,000 for the period of time between the termination date and December 31, 2011 and for the ninety (90) days thereafter. If the Company terminates the PBA Independent Contractor Agreement for any reason other than for Cause after December 31, 2011, the Company shall provide PBA with a sixty (60) day written notice of early termination, and shall continue to pay monthly payments to PBA during the sixty (60) day notice period and for one month following such period.

The PBA Independent Contractor Agreement provides for the issuance of a warrant (the “PBA Warrant”) for the purchase of shares of restricted common stock of the Company.  See “Warrant Agreements” below.

The PBA Independent Contractor Agreement contains customary confidentiality provisions and subjects PBA and its affiliates to noncompetition and noninterference covenants for a period of twelve months following the termination of the PBA Independent Contractor Agreement and also contains a mandatory arbitration provision.

BFA Independent Contractor Agreement

The Company engaged BFA to provide corporate administrative and advisory services to the Company. As compensation for such services, the Company issued 250,000 shares (the “BFA Shares”) of its common stock to BFA upon execution of the BFA Independent Contractor Agreement and is obligated to pay BFA: (i) an aggregate of $96,000 in equal monthly installments equal to $8,000 per month commencing on August 1, 2011 and thereafter on the first business day of each subsequent month through December 31, 2011; (ii) an aggregate of $130,000 in equal monthly installments equal to $10,833 per month on the first business day of each month, commencing on January 1, 2012 through December 31, 2012; (iii) an aggregate of $150,000 in equal monthly installments equal to $12,500 per month on the first business day of each month, commencing on January 1, 2013 until the end of the term of the agreement. In the event that any payment due to BFA under the BFA Independent Contractor Agreement is not made within forty (40) business days of the date the amount is due, BFA shall have the right to require the

Company pay such amount due to BFA in shares of common stock. If BFA exercises such right, and requires the Company to pay the amount due in arrears in shares of common stock, the number of such shares of common stock to be paid shall be determined by dividing the total amount due under the BFA Independent Contractor Agreement by the closing price per share on the day preceding the request.

The term of the BFA Independent Contractor Agreement commenced upon execution of the agreement and shall continue in full force and effect through August 1, 2014. The agreement may only be extended thereafter by mutual agreement of the parties. The Company may terminate the agreement, effective immediately, with “Cause” (as defined in Section 11 of the BFA Independent Contractor Agreement attached hereto as Exhibit 10.2). If the Company terminates the BFA Independent Contractor Agreement for any reason other than for Cause on or before December 31, 2011, BFA will continue to receive monthly payments of $8,000 for the period of time between the termination date and December 31, 2011 and for the ninety (90) days thereafter. If the Company terminates the BFA Independent Contractor Agreement for any reason other than for Cause after December 31, 2011, the Company shall provide BFA with a sixty (60) day written notice of early termination, and shall continue to pay monthly payments to BFA during the sixty (60) day notice period and for one month following such period.

The BFA Independent Contractor Agreement provides for the issuance of a warrant (the “BFA Warrant”) for the purchase of shares of restricted common stock of the Company.  See “Warrant Agreements” below.

The BFA Independent Contractor Agreement contains customary confidentiality provisions and subjects BFA and its affiliates to noncompetition and noninterference covenants for a period of twelve months following the termination of the BFA Independent Contractor Agreement and also contains a mandatory arbitration provision.

SGA Independent Contractor Agreement

The Company engaged SGA to provide technology advisory and development services to the Company. As compensation for such services, the Company issued 250,000 shares (the “SGA Shares”) of its common stock to SGA upon execution of the SGA Independent Contractor Agreement and is obligated to pay SGA: (i) an aggregate of $96,000 in equal monthly installments equal to $8,000 per month commencing on August 1, 2011 and thereafter on the first business day of each subsequent month through December 31, 2011; (ii) an aggregate of $130,000 in equal monthly installments equal to $10,833 per month on the first business day of each month, commencing on January 1, 2012 through December 31, 2012; (iii) an aggregate of $150,000 in equal monthly installments equal to $12,500 per month on the first business day of each month, commencing on January 1, 2013 until the end of the term of the agreement. In the event that any payment due to SGA under the SGA Independent Contractor Agreement is not made within forty (40) business days of the date the amount is due, SGA shall have the right to require the Company pay such amount due to SGA in shares of common stock. If SGA exercises such right, and requires the Company to pay the amount due in arrears in shares of common stock, the number of such shares of common stock to be paid shall be determined by dividing the total amount due under the SGA Independent Contractor Agreement by the closing price per share on the day preceding the request.

The term of the SGA Independent Contractor Agreement commenced upon execution of the agreement and shall continue in full force and effect through August 1, 2014. The agreement may only be extended thereafter by mutual agreement of the parties. The Company may terminate the agreement, effective immediately, with “Cause” (as defined in Section 11 of the SGA Independent Contractor Agreement attached hereto as Exhibit 10.3). If the Company terminates the SGA Independent Contractor Agreement for any reason other than for Cause on or before December 31, 2011, SGA will continue to receive monthly payments of $8,000 for the period of time between the termination date and December 31, 2011 and for the ninety (90) days thereafter. If the Company terminates the SGA Independent Contractor Agreement for any reason other than for Cause after December 31, 2011, the Company shall provide SGA with a sixty (60) day written notice of early termination, and shall continue to pay monthly payments to SGA during the sixty (60) day notice period and for one month following such period.

The SGA Independent Contractor Agreement provides for the issuance of a warrant (the “SGA Warrant”) for the purchase of shares of restricted common stock of the Company.  See “Warrant Agreements” below.

The SGA Independent Contractor Agreement contains customary confidentiality provisions and subjects SGA and its affiliates to noncompetition and noninterference covenants for a period of twelve months following the termination of the SGA Independent Contractor Agreement and also contains a mandatory arbitration provision.

The term of each Independent Contractor Agreement commenced upon execution of the agreement and shall continue in full force and effect through August 1, 2014. The agreement may only be extended thereafter by mutual agreement of the parties. The Company may terminate the agreement, effective immediately, with “Cause” (as  defined in Section 11 of each Independent Contractor Agreement. If the Company terminates any Independent Contractor Agreement for any reason not defined as with Cause per Section 11 of each Independent Contractor Agreement on or before December 31, 2011, PBA, BFA and SGA will continue to receive monthly payments of $8,000 for the period of time between the termination date and December 31, 2011 and for the ninety (90) days thereafter. If the Company terminates any Independent Contractor Agreement for any reason other than Cause per Section 11 of each Independent Contractor Agreement after December 31, 2011, the Company shall provide PBA, BFA and SGA with a sixty (60) day written notice of early termination, and to continue to pay monthly payments to PBA, BFA and SGA during the sixty (60) day notice period, including one extra month thereafter.

Each Independent Contractor Agreement offered to PBA, BFA and SGA, respectively, provides for a cashless warrant for the purchase of shares of restricted common stock of the Company (as discussed below and in Part II, Item 2 of this Report).  Each Independent Contractor Agreement contains customary confidentiality provisions and provides for PBA, BFA and SGA and its affiliates to be subject to noncompetition and  noninterference covenants for a period of twelve months following the termination of the Independent Contractor Agreement. Each Independent Contractor Agreement also contains a mandatory arbitration provision.

Warrant Agreements

On July 29, 2011, the Company issued the PBA Warrant, BFA Warrant and SGA Warrant (collectively, the “Warrants”) as additional compensation, to PBA, BFA and SGA, respectively.  The exercise price of each warrant is $0.20 per share.  Each Warrant is exercisable on a cashless basis for a term of 3 years.

Each Warrant is exercisable for 1,200,000 shares of the Company’s common stock at, provided that such shares have vested prior to the time of exercise.  Each Warrant becomes vested in three equal annual installments commencing on December 31, 2011, provided that the applicable Independent Contractor Agreement is not terminated prior to the applicable vesting date.  Notwithstanding the foregoing: (i) if the applicable Independent Contractor Agreement is terminated during the first vesting period, the Warrant shall become immediately vested as of the date of such termination with respect to 400,000 shares of the Company’s common stock; (ii) if the applicable Independent Contractor Agreement is terminated during the second vesting period, a pro-rata portion of 400,000 shares of the Company’s common stock shall become immediately vested as of the date of such termination; and (iii) if the applicable Independent Contractor Agreement is terminated during the third vesting period, a pro-rata portion of 400,000 shares of the Company’s common stock shall become immediately vested as of the date of such termination.

Each Warrant Agreement contains customary anti-dilution provisions.  Each Warrant also requires the Company to reserve a number of shares of Common Stock as shall be necessary to satisfy the Company’s obligation to issue shares of Common Stock that may be acquirable upon exercise of each Warrant. .

The Shares and Warrants were issued in reliance on exemptions from registration under Section 4(2) of the Securities Act. These transactions qualified for exemption from registration because among other things, the transactions did not involve a public offering, each investor was an accredited investor and/or qualified institutional buyer, each investor had access to information about the Company and their investment, each investor took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

The foregoing disclosure is qualified in its entirety by reference to the Independent Contractor Agreements (Exhibits 10.1, 10.3, and 10.5) and the Warrant Agreements (Exhibits 10.2, 10.4, and 10.6) filed as exhibits to this Report and incorporated herein by reference.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit

Number

Description

10.1

Independent Contract Agreement with Birch First Advisors, LLC

10.2

Warrant to Purchase Common Stock with Birch First Advisors, LLC

10.3

Independent Contract Agreement with Practical Business Advisors, LLC

10.4

Warrant to Purchase Common Stock with Practical Business Advisors, LLC

10.5

Independent Contract Agreement with Simon G. Arnison

10.6

Warrant to Purchase Common Stock with Simon G. Arnison

10.9

Letter of Intent with C 2 Technologies, Inc. (incorporate by reference to Exhibit 10.1 of the Company’s Form 8-K dated June 27, 2011)

31.1*

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule13a – 14(a) or Rule 15(d) – 14(a)).

32.1*

Certification pursuant to to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL).

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

** The Company will furnish Exhibit 101 within 30 days of the filing date of this Report, as permitted under the rules of the SEC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNT KNOWLEDGE HOLDINGS, INC.

By	/s/ Daniel A. Carr
Daniel A. Carr
President, Treasurer, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Date:	August 22, 2011

Exhibit 31.1

CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Daniel A. Carr, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Mount Knowledge Holdings, Inc.

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant 's auditors and the audit committee of the registrant's board of directors:

(a)

all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

August 22, 2011

/s/ Daniel A. Carr
Daniel A. Carr
President, Treasurer, Chief Executive Officer And Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer And Principal Financial Officer)

Exhibit 32.1

CERTIFICATIONS
 PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Daniel A. Carr, Chief Executive Officer and Chief Financial Officer of Mount Knowledge Holdings, Inc. (the “Company”) hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q of the Company for the three month period ended June 30, 2011 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 22, 2011	By:	/s/ Daniel A. Carr
Daniel A. Carr
President, Treasurer, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Mount Knowledge Holdings, Inc. and will be retained by Mount Knowledge Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.