Form 10-Q/A
period 2011-06-30
Mount Knowledge Holdings, Inc.
filed 2011-08-26
CIK 1397951

UNITED STATESSECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________ to __________

MOUNT KNOWLEDGE HOLDINGS, INC.(Exact name of registrant as specified in its charter)

Nevada		98-0534436
(State or other jurisdiction of incorporation or	_____000-52664_______	(I.R.S. Employer Identification No.)
organization)	Commission File Number

39555 Orchard Hill Place, Suite 600 PMB 6096, Novi, Michigan 48375(Address of principal executive offices) (zip code)

(248) 893-4538(Registrant’s telephone number, including area code)

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

Explanatory Note

Mount Knowledge Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 22, 2011 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
10.1 *	Independent Contract Agreement with Birch First Advisors, LLC
10.2 *	Warrant to Purchase Common Stock with Birch First Advisors, LLC
10.3 *	Independent Contract Agreement with Practical Business Advisors, LLC
10.4 *	Warrant to Purchase Common Stock with Practical Business Advisors, LLC
10.5 *	Independent Contract Agreement with Simon G. Arnison
10.6 *	Warrant to Purchase Common Stock with Simon G. Arnison
10.9 *	Letter of Intent with C [2] Technologies, Inc. (incorporate by reference to Exhibit 10.1 of the Company’s Form 8-K dated June 27, 2011)
31.1 * +	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule13a – 14(a) or Rule 15(d) – 14(a)).
32.1 * +	Certification pursuant to to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

* Previously filed or furnished, as applicable, with or incorporated by reference in, the Company’s quarterly report on Form 10-Q for the period ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 22, 2011.

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+ In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNT KNOWLEDGE HOLDINGS, INC.

By	/s/ Daniel A. Carr
Daniel A. Carr
President, Treasurer, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Date:	August 2 ~~5~~ 6, 2011