Form 10-Q
period 2011-09-30
Mount Knowledge Holdings, Inc.
filed 2011-11-21
CIK 1397951

UNITED STATESSECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________ to __________

MOUNT KNOWLEDGE HOLDINGS, INC.(Exact name of registrant as specified in its charter)

Nevada	_____000-52664_______	98-0534436
(State or other jurisdiction of incorporation or	Commission File Number	(I.R.S. Employer Identification No.)
organization)

29445 Beck Rd., Suite A-106, Wixom, Michigan 48393(Address of principal executive offices) (zip code)

(248) 893-4538(Registrant’s telephone number, including area code)

39555 Orchard Hill Place

Suite 600 PMB 6096, Novi, Michigan 48375  (Former name, former address and former fiscal year, if changed since last report)

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

Yes [   ]           No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of November 21, 2011 there were 110,653,650 shares, par value $.0001, of common stock.

MOUNT KNOWLEDGE HOLDINGS, INC.

FORM 10-QSeptember 30, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II-- OTHER INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements.”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

MOUNT KNOWLEDGE HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Stated in US dollars)

(Unaudited)

MOUNT KNOWLEDGE HOLDINGS, INC.CONSOLIDATED BALANCE SHEETS(Stated in US dollars)

	SUCCESSOR COMPANY SEPTEMBER 30, 2011 (Unaudited)	SUCCESSOR COMPANY DECEMBER 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$ 72,558	$ 288,872
Accounts receivable	185,959	199,287
Unbilled revenue	205,505	188,785
Other receivables	33,205	12,433
Corporate tax recoverable	10,273	10,295
Prepaid expenses and other assets	2,750	2,747
Due from related parties	-	78,488
Total current assets	510,250	780,907

Property and equipment, net	32,966	37,019
Goodwill	-	375,292
Investment in non-consolidated subsidiary	490	490
Other assets	25,092	30,285

TOTAL ASSETS	$ 568,798	$ 1,223,993

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$ 416,793	$ 133,521
Deferred revenue	218,931	203,970
Tax payable	37,119	60,997
Other payable	117,513	108,321
Due to related parties	379,814	25,537
Wages payable	207,930	78,468
Notes payable	499,691	935,130
Total current liabilities	1,877,791	1,545,944
Total Liabilities	1,877,791	1,545,944

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, 50,000,000 shares, designated as Series A convertible preferred stock, $0.0001 par value, 8,888,888 issued and outstanding at September 30, 2011 and December 31, 2010	889	889
Common stock, $0.0001 par value, 200,000,000 shares authorized, 107,205,633 and 99,600,226 issued and outstanding at September 30, 2011 and December 31, 2010	10,721	9,960
Additional paid-in capital	4,793,077	4,265,625
Accumulated other comprehensive loss	(11,194)	(4,647)
Retained deficit	(6,562,846)	(4,399,972)
Total Mount Knowledge Holdings Inc. shareholders’ equity (deficit)	(1,769,353)	(128,145)
Non-controlling interest	460,360	(193,806)
Total Stockholders' Equity (Deficit)	(1,308,993)	(321,951)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 568,798	$ 1,223,993

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(Stated in US dollars)(Unaudited)

	SUCCESSOR COMPANY	PREDECESSOR COMPANY	SUCCESSOR COMPANY	PREDECESSOR COMPANY
	THREE MONTHS ENDED SEPTEMBER 30, 2011	THREE MONTHS ENDED SEPTEMBER 30, 2010	NINE MONTHS ENDED SEPTEMBER 30, 2011	NINE MONTHS ENDED SEPTEMBER 30, 2010
Sales revenue	$ 175,803	$ 110,054	$ 486,271	$ 331,363
Cost of goods sold	74,332	47,220	220,771	144,287
Gross profit	101,471	62,834	265,500	187,076
Operating expenses:
Selling expenses	-	-	-	-
General and administrative expenses	662,398	80,375	1,917,844	234,492
Loss on goodwill impairment	375,292	-	375,292	-
Total operating expenses	1,037,690	80,375	2,293,136	234,492
Income (loss) from operations	(936,219)	(17,541)	(2,027,636)	(47,416)
Other income (expense)	5,052	(24,719)	21,454	(18,541)
Interest income	704	87	-	-
Loss from continuing operations before non controlling interest and income taxes	(930,463)	(42,173)	(2,006,182)	(65,957)
Income taxes	-	-	-	-

Net loss attributable to non-controlling interest	14,248	-	400,712	-
Net loss attributable to Mount Knowledge Holdings, Inc. from continuing operations	(916,215)	(42,173)	(1,605,470)	(65,957)
Income (loss) from discontinued operations, net of taxes	(169,183)	53,859	(557,404)	105,619
Net income (loss)	(1,099,646)	11,686	(2,563,586)	39,662
Net income (loss) attributable to common shareholders	$ (1,085,398)	$ 11,686	$ (2,162,874)	$ 39,662

Comprehensive Income (Loss)
Net income (loss)	$ (1,099,646)	$ 11,686	$ (2,563,586)	$ 39,662
Foreign currency translation adjustments	256	3,596	(6,547)	4,041
Total Comprehensive Income (Loss)	$ (1,099,390)	$ 15,282	$ (2,570,133)	$ 43,703
Comprehensive income (loss) attributable to the non-controlling interest	(14,248)	-	(400,712)	-
Comprehensive income (loss) attributable to common shareholders	$ (1,085,142)	$ 15,282	$ (2,169,421)	$ 43,703
Weighted average number of common shares outstanding- basic and diluted	106,310,633	-	99,881,337	-

Net loss from continuing operations per common share - basic and diluted	(0.00)	-	(0.02)	-
Net loss from discontinued operations per common share - basic and diluted	(0.01)	-	(0.01)	-
Net loss per common share - basic and diluted	$ (0.01)	-	$ (0.02)	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.CONSOLIDATED STATEMENTS OF CASH FLOWS(Stated in US dollars)(Unaudited)

	SUCCESSOR COMPANY	PREDECESSOR COMPANY
	NINE MONTHS ENDED SEPTEMBER 30, 2011	NINE MONTHS ENDED SEPTEMBER 30, 2010
Cash Flows from Operating Activities:
Net income (loss)	$ (2,563,586)	$ 39,662
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation expense	12,311	4,558
Shares issued for consulting service provided	179,276	-
Share-based compensation	71,803	-
Warrants expense	60,493	-
Loss on goodwill impairment	375,292	-
Changes in operating assets and liabilities:
Accounts receivable	16,846	(32,151)
Unbilled revenue	(11,448)	(61,999)
Other receivables	(20,093)	(61,148)
Prepaid expenses and other assets	5,710	(5,405)
Accounts payable and accrued liabilities	275,070	(6,156)
Deferred revenue	18,510	10,039
Taxes payable	(25,381)	10,684
Other payable	7,641	28,653
Wages payable	126,136	(24,524)
Due to/from related party	154,866	4,824
Net cash used in operating activities	(1,316,554)	(92,963)

Cash Flows from Investing Activities:
Purchase of property and equipment	(7,552)	(8,040)
Collection of advances/loans- related party	37,515	-
Net cash provided by (used in) investing activities	29,963	(8,040)

Cash Flows from Financing Activities:
Proceeds from related parties	239,010	13,393
Repayment of note payable	(31,128)	-
Borrowing from note payable	314,259	-
Proceeds from share issuances to non-controlling interests	552,165	-
Repayment to related parties	-	(1,949)
Net cash provided by financing activities	1,074,306	11,444
Effect of exchange rate changes on cash	(4,029)	1,913
Net Change in Cash and Cash Equivalents	(216,314)	(87,646)
Cash and Cash Equivalents, at beginning of period	288,872	207,566
Cash and Cash Equivalents, at end of period	$ 72,558	$ 119,920

Supplemental Disclosure of Cash Flow Information:
Interest expense paid	$ 420	$ -
Interest taxes paid	$ 48,390	$ 14,738

Non-cash Investing and Financing Activities
Conversion of note payable to equity	$ 719,354	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS. INC.NOTES TO CONSOLIDATED FINANCIAL STATEMENTSSeptember 30, 2011(Unaudited)

NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Mount Knowledge Holdings, Inc. (“MKHD”, the “Company” or “Successor Company”) was incorporated as Auror Capital Corp. under the laws of the State of Nevada on March 16, 2006. On January 25, 2010, the Company filed an amendment and restatement to the Articles of Incorporation of the Company with the State of Nevada, which were approved by the Board of Directors on October 20, 2009 by written consent in lieu of a special meeting in accordance with the Nevada corporation law, changing its name to Mount Knowledge Holdings, Inc. and increasing the number of authorized common and preferred shares.

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

As of September 30, 2011, the corporate structure of the Company consisted of the following:

(a)

100% ownership interest of MKA;

i.

100% ownership interest of LKA, acquired and held by MKA as of December 31, 2010; and

(a)

60.62% ownership interest of MTK USA; and

(b)

49% ownership interest of MTK TECH

As of September 30, 2011, the corporate structure of LKA consisted of the following:

(a)

100% ownership interest of LKCTS;

i.

100% ownership interest of LKTR, a wholly-owned subsidiary of LKCTS;

ii.

100% ownership interest of LKCH, a wholly-owned subsidiary of LKCTS, with regional branch offices in Beijing, Guangzhou and Shenzhen;

(a)

100% ownership interest of LKPUB

Basis of Presentation

On December 31, 2010, the Company changed its fiscal year end from October 31 to December 31.

The unaudited interim financial statements as of and for the three months and nine months ended September 30, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s December 31, 2010 Form 10-K/A. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosures, which would substantially duplicate that contained in the Company’s December 31, 2010 financial statements, have been omitted. The results of operations for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results for the entire year ending December 31, 2011.

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

Foreign Currency Translation

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2010	6.61201	6.75950
Quarter ended September 30, 2011	6.41272	6.50618
Quarter ended September 30, 2010	6.70241	6.81663

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2010	7.80000	7.80000
Quarter ended September 30, 2011	7.80000	7.80000
Quarter ended September 30, 2010	7.80000	7.80000

Reclassifications

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the presentation of the current period for the comparative purposes. As a result of the sale of Language Key Asia Ltd. on October 24, 2011, we reclassified all prior operating income and expense related to those entities as discontinued operations.

NOTE 2 - GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net loss of $2,563,586 for the nine months ended September 30, 2011 and had a working capital deficit of $1,367,541 as of September 30, 2011. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized

As of September 30, 2011 and December 31, 2010, the Company’s authorized shares consisted of the following:

a)	100,000,000 preferred shares with 50,000,000 designated as Series A convertible, par value $0.0001
b)	200,000,000 common shares, par value $0.0001

Common Stock

On September 12, 2011, the Company issued a total of 25,000 shares of restricted common stock for services rendered by a contractor to the Company pursuant to an executed consulting agreement. The fair value of the services received during this period was calculated as the market price at the date of grant and the date service is provided with a total value of $3,500.

On July 29, 2011, the Company issued a total of 750,000 shares of restricted common stock of the Company to three separate contractors of the Company, a total of 250,000 shares to Birch First Advisors, LLC, an entity controlled by an affiliate of the Company, a total of 250,000 share to Practical Business Advisors, LLC, an entity controlled by Daniel A. Carr, President, Chief Executive Officer and Director of the Company, and a total of 250,000 shares to Simon G. Arnison, Chief Technology Officer, Secretary and Director of the Company, pursuant to three separate independent contractors agreements entered into on July 31, 2011. The fair value of the services to be received by the Company during the aforementioned period pertaining to the share compensation will be calculated at the market price of the Company’s publicly traded shares on the date of execution of each agreement for a total value of $67,500 based on a per share market price of $0.09.

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

Common Stock Warrants

On July 29, 2011, the Company granted a cashless warrants for the total purchase of 3,600,000 shares of restricted stock of the Company with an exercise price of $0.20; a total of 1,200,000 shares to Birch First Advisors, LLC, a total of 1,200,000 shares to Practical Business Advisors, LLC, and 1,200,000 shares to Simon G. Arnison, respectively, pursuant to three separate warrant stock purchase agreements entered into on July 31, 2011. The terms of each warrant agreement is based on a vesting period of three years, with 400,000 shares exercisable each year provided that each respective contractor, separately, is still engaged with the Company. The shares granted in each warrant are subject to a vesting and distribution schedule on a pro-rata basis, in the event of early termination by either Contractor or Company.

1,577,257 warrants with an exercise price of $0.50 per share were issued by the Company pursuant to a Securities Purchase Agreement entered into on June 30, 2011.

As of December 31, 2010, there were 12,000,000 warrants with an exercise price of $0.15 per share outstanding and 12,000,000 warrants with an exercise price of $0.20 per share outstanding.

Mount Knowledge USA, Inc.

During the three months ended September 30, 2011, MTK USA issued no additional shares of its common stock.

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

NOTE 4 – NOTES PAYABLE

On September 14, 2011, Mount Knowledge Holdings, Inc. entered into a securities purchase agreement (the “Purchase Agreement”) pursuant to which the Company issued to Deja Vu Ltd., a Turks and Caicos company (the “Purchaser”), a promissory note (the “Note”) in the principal amount of $100,000 (the “Principal Amount”). The Note matures one year from the Closing Date (the “Maturity Date”). The Note accrues interest at a rate of 15% per annum on the unpaid and unconverted Principal Amount and such interest is payable on the Maturity Date. Amounts outstanding under the Note are convertible, in whole or in part, into shares of the Company’s common stock at the option of the holder thereof at any time and from time to time, at a conversion price of $0.15 per share.  Subject to certain exceptions, payments due under the Note rank senior to all other indebtedness of the Company and its subsidiaries.

Under the terms of the Purchase Agreement, the holder of the Note is entitled to certain “piggy back” registration rights if at any time after the Closing Date the Company proposes to file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), with respect to an offering of its equity securities or securities or other obligations exercisable, exchangeable for, or convertible into its equity securities.

On September 21, 2011, Mount Knowledge Holdings, Inc. (the “Company”) entered into a joinder agreement (the Joinder Agreement”) to the original Securities Purchase Agreement executed on September 14, 2011, referenced hereinabove, to pursuant to which the Company issued to 1568000 AB Ltd, a British Columbia, Canada company (the “Purchaser”), a promissory note (the “Note”) in the principal amount of $100,000 (the “Principal Amount”). The Note matures one year from the Closing Date (the “Maturity Date”).

As of September 30, 2011, the Company had a loan payable of $55,000 to Access Alternative Group S.A. (“AAG”), an independent contractor of the Company. The Company received the funds from AAG for operational cash flow purposes. The loan payable bears no interest and is expected to be repaid on or before December 31, 2011.

On August 4, 2011, LKA’s subsidiary in China received a three-month Note of approximately $55,000 to be used for general liquidity purposes in advance of receiving additional capital from the Company. The loan carries an interest rate of 5% per month. As of the filing date, the loan is still outstanding, however, the Company has a 30 day grace period until December 4 to repay the loan in full.

During 2010, the Company received loans totaling $869,354 from third parties. On December 31, 2010, these advances were converted to notes payable, which are unsecured, bear interest at 5% per annum beginning December 31, 2010 and mature on December 31, 2011. In March 2011, $719,354 of these advances was converted into 4,795,694 common shares of MTK USA with a total remaining balance of $150,000 in Notes Payable. As of September 30, 2011, the remaining Notes Payables balance in MTK USA was $150,000.

On December 31, 2010, LKA executed a promissory note in the principal amount of $65,776 in favor of Foxglove International Enterprises Ltd. (“Foxglove”) in satisfaction of certain royalty payments owed by LKTR to Foxglove for fiscal years 2008 and 2009.

This note bears no interest, and is to be repaid in 12 monthly installments. As of December 31, 2010, no payments had been made against the promissory note, however, subsequent to year-end, total payments of $31,116 were made and as of September 30, 2011, the balance of the promissory note was $34,648.

NOTE 5 - RELATED PARTY TRANSACTIONS

Related party transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

The related parties consist of the following:

(1)

The Language Key China Ltd. Guangzhou (“LKGZ”), branch office of LKA’s China subsidiary that was incorporated in December 2010 but whose bank accounts were opened in January 2011

(2)

Dirk Haddow, former CEO of LKA.

(3)

Mr. Jeff Tennenbaum, former CFO of LKA

(4)

Birch First Advisors, LLC, an affiliate and consultant to the Company.

(5)

Birch First Global Investments, Inc., an affiliate to the Company.

(6)

Practical Business Advisors, LLC, a company controlled by Daniel A. Carr, the Company’s President, CEO, Treasurer, and Director.

(7)

Ucandu Learning Centres Inc., a company controlled by Erwin Sniedzins, the Company’s Chairman

Due from related parties consists of the following:

	Successor	Successor
	September 30, 2011	December 31, 2010

The Language Key China Ltd. Guangzhou	$-	36,915
Birch First Advisors, LLC	-	41,573

Total Due From Related Parties	$-	78,488

 Due to related party consists of the following:

	Successor	Successor
	September 30, 2011	December 31, 2010

Practical Business Advisors, LLC	$1,000	16,840
Birch First Advisors, LLC	29,627	-
Birch First Global Investments, Inc.	192,900	-
Ucandu Learning Centres Inc.	42,000	-
Mr. Simon Arnison	16,000	-
Mr. Dirk Haddow	46,781	-
Mr. Jeff Tennenbaum	51,506	8,697

Total Due To Related Parties	379,814	25,537

At December 31, 2010, the amounts Due from Related Parties included funds due from LKCH’s Guangzhou branch, which, while it was incorporated in December 2010, did not have opened bank accounts until January 2011. The amounts due from the Guangzhou branch are now eliminated in LKCH, and therefore within LKA’s consolidated financial statements.

As of September 30, 2011 and December 31, 2010, the Company had outstanding amounts Due to Related Parties in the amounts of $379,814 and $25,537, respectively.

Payable to Practical Business Advisors, LLC totaled $1,000 and $16,840 as of September 30, 2011 and December 31, 2010. These represented payables for services provided by an entity controlled by the Company’s president.

Payable to Birch First Advisors, LLC totaled $ 29,627 as of September 30, 2011. This represented a payable for the management and advisory services provided by an affiliate of the Company. At December 31, 2010, the Company held prepaid expenses to Birch First Advisors, LLC in the amount of $41,573.

Payable to Birch First Global Investments, Inc. totaled $192,900 as of September 30, 2011. This represented a payable for loans to the Company provided by an affiliate of the Company during the nine months ended September 30, 2011.

Payable to Ucandu Learning Centres Inc. totaled $42,000 as of September 30, 2011. This represented a payable for services provided to the Company by an entity controlled by the Company’s Chairman and director.

Payable to Simon Arnison totaled $16,000 as of September 30, 2011. This represented a payable for services provided to the Company by the Company’s Chief Technology Officer and director.

Payable to Dirk Haddow, the former CEO of LKA, was a total of $46,781 as of September 30, 2011. This represented Note Payable to LKA in order to satisfy a 2010 Corporate Income Tax Liability of LKA’s subsidiary in China.

Payable to Jeff Tennenbaum, the former CFO of LKA, were $51,506 and $8,697 as of September 30, 2011 and December 31, 2010, respectively. The payable represented the consulting service provided to LKA, an entity controlled by the Company.

NOTE 6 – GOODWILL

Goodwill of $375,292 represents the excess of the purchase price of acquisition of Language Key Asia Ltd. over the fair value of the identifiable assets acquired and liabilities assumed. The Company evaluates its goodwill for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value.

During the fourth quarter in 2011, the Company sold Language Key Asia Ltd. and all of its subsidiaries, except for The Language Key Training Ltd. (the “LK Subsidiaries”) to Software Sans Frontiere SA, a Belize corporation, for consideration representing the assumption of all of the liabilities of the LK Subsidiaries.  The Company’s management made the decision to sell the LK Subsidiaries due to ongoing losses and failed restructuring efforts as a result of the lack of available financing for China based companies.

In connection with the sale, the management also considered the possible impairment related to goodwill related to Language Key Asia Ltd. Because quoted market prices for our reporting units are not available, management must apply judgment in determining the estimated fair value of these reporting units for purposes of performing the goodwill impairment test. Management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets. Based on management’s analysis, the Company concluded that a noncash impairment of the entire amount of recorded goodwill for the Language Key Asia Ltd. was required. This impairment was recorded during the three months ended September 30, 2011.

NOTE 7 - DISCONTINUED OPERATIONS

On October 24, 2011, Mount Knowledge Asia sold Language Key Asia and all of its subsidiaries, except for The Language Key Training Ltd. (the “LK Subsidiaries”) to Software Sans Frontiere SA, a Belize corporation, for consideration representing the assumption of all of the liabilities of the LK Subsidiaries.

The operating results of LK Subsidiaries for the three and nine months ended September 30, 2011 and 2010 have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue from discontinued operations	$304,712	453,109	$968,574	1,045,584
Cost of revenue	(210,063)	(130,064)	(584,430)	(412,084)
Operating expenses from discontinued operations	(353,242)	(278,931)	(1,033,416)	(500,555)
Other income	89,410	24,852	91,868	2,463
Income taxes	-	(15,107)	-	(29,789)
Income (loss) from discontinued operations	$(169,183)	53,859	$(557,404)	105,619

At September 30, 2011, on the Company’s consolidated balance sheet, the carrying value of assets and liabilities related to the LK Subsidiaries amounted to approximately $259K and $378K, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Early Contract Termination of LK China Employees

During the period ending September 30, 2011, the management of Language Key initiated a corporate restructure plan of Language Key’s China subsidiary by downsizing its Shanghai, Beijing and Guangzhou offices in an effort to minimum operational losses. Pursuant to this effort, termination agreements were executed with most of the full-time staff of Language Key’s Beijing and Guangzhou offices, resulting in a compensation liability for early contract termination of US $23,703, scheduled to be paid out by the end of 2011.

Tentative Settlement of Employee Dispute

During the quarter ended September 30, 2011, the LK China, an indirect subsidiary of the Company, and a former employee tentatively agreed to an approximately $31,000 settlement to a dispute over past compensation, however, as of the date of this filing, the final terms had not been determined. The Company included this amount in its liability as of September 30, 2011 as the dispute is related to period prior to June 30, 2011.

LKA Acquisition Obligations

On December 31, 2010, the Company and MKA, its wholly-owned subsidiary, entered into a subscription agreement with LKA for the purchase by the Company of MKA of 10,000,000 shares of Ordinary B stock of LKA for an aggregate purchase price of $1,000,000, which is due over 12 months. As of the date of this filing, the Company has fulfilled a total of $215,000 of its $1,000,000 stock subscription in LKA, which included an offset of approximately $225,000 in loans advanced to Language Key Training Solutions, Ltd, a wholly-owned subsidiary of LKA against the total $1,000,000 purchase price.

Trademark Purchase Agreement

On December 31, 2010, the Company, in connection with its acquisition of LKA, agreed to pay an amount of $66,960 to Foxglove International Enterprises (“Foxglove”) for the transfer of the Language Key trademark from Foxglove to LKA.  Foxglove holds a lien on the trademark, which carries a rate of 1.5% per month. As of September 30, 2011, $15,000 had been made to Foxglove for the trademark, and the balance including accrued interest was $61,394.

NOTE 9 – INCOME TAX

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

LKA’s subsidiary, The Language Key China Ltd., as an enterprise established in Shanghai, PRC, was entitled to a preferential enterprise tax rate of 18% prevailing in Pudong Economic Zone for all years before 2008, and the following preferential rates started on January 1, 2008:

Year	Tax Rate
2008	18%
2009	20%
2010	22%
2011	24%
2012 and thereafter	25%

A reconciliation between the income tax computed at the U.S. statutory rate and the Company's provision for income tax in Hong Kong is as follows:

	For three months ended September 30,		For nine months ended September 30,
	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010
U.S. statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S.	-34.0%	-34.0%	-34.0%	-34.0%
Hong Kong Statutory rate	16.5%	16.5%	16.5%	16.5%
Loss not subject to income tax	-16.5%	-16.5%	-16.5%	-16.5%
Effective tax rate	0.0%	0.0%	0.0%	0.0%

A reconciliation between the income tax computed at the U.S. statutory rate and the Company's provision for income tax in the PRC is as follows:

	For three months ended September 30,		For nine months ended September 30,
	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010
U.S. statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S.	-34.0%	-34.0%	-34.0%	-34.0%
PRC preferential enterprise income tax rate	25.0%	25.0%	25.0%	25.0%
Tax holiday and relief granted to the Subsidiary	-1.0%	-3.0%	-1.0%	-3.0%
Loss not subject to income tax	-24.0%	0.0%	-24.0%	0.0%
Other	0.0%	-0.1%	0.0%	0.0%
Effective tax rate	0.0%	21.9%	0.0%	22.0%

NOTE 10 – RECONCILIATION OF LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding during the period.

Diluted net loss per share is computed by using the weighted-average number of shares of common stock outstanding and, when dilutive, potential shares from options and warrants to purchase common stock, using the treasury stock method. Diluted loss per share for the three and nine months ended September 30, 2011 excludes the impact of warrants issued, as they were antidilutive.

NOTE 11 - SUBSEQUENT EVENTS

Bridge Financing - Promissory Notes

On October 25, 2011, Mount Knowledge Holdings, Inc. (the “Company”) entered into a joinder agreement (the Joinder Agreement”) to the original Securities Purchase Agreement executed on September 14, 2011, referenced hereinabove, to pursuant to which the Company issued to Andrew N. Lough, a Canadian resident (the “Purchaser”), a promissory note (the “Note”) in the principal amount of $50,000 (the “Principal Amount”). The Note matures one year from the Closing Date (the “Maturity Date”).

On November 1, 2011, Mount Knowledge Holdings, Inc. (the “Company”) entered into a joinder agreement (the Joinder Agreement”) to the original Securities Purchase Agreement executed on September 14, 2011, referenced hereinabove, to pursuant to which the Company issued to Vukota Capital Management Inc., an Ontario, Canada company (the “Purchaser”), a promissory note (the “Note”) in the principal amount of $50,000 (the “Principal Amount”). The Note matures one year from the Closing Date (the “Maturity Date”).

On November 3, 2011, Mount Knowledge Holdings, Inc. (the “Company”) entered into a joinder agreement (the Joinder Agreement”) to the original Securities Purchase Agreement executed on September 14, 2011, referenced hereinabove, to pursuant to which the Company issued to Tim Damaso, a Canadian resident (the “Purchaser”), a promissory note (the “Note”) in the principal amount of $50,000 (the “Principal Amount”). The Note matures one year from the Closing Date (the “Maturity Date”).

On November 14, 2011, MTK USA issued a total of 25,309,307 shares of restricted common stock of MTK USA to nine separate contractors of MTK USA, a total of 100,000 shares to Birch First Advisors, LLC, an entity controlled by an affiliate of the Company, a total of 100,000 share to Practical Business Advisors, LLC, an entity controlled by Daniel A. Carr, President, Chief Executive Officer and Director of the Company, and, a total of 25,109,307 shares to non-related parties for contracted services to MTK USA at a par value of $0.0001 per share.

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

The Company began as an exploration stage company engaged in the acquisition and exploration of mineral properties. On July 27, 2009, the Company changed its previous business plan to an educational software development and sales company

We are now a global provider of innovative and proprietary learning products and training solutions. As an educational platform company of corporate training, language learning and technology development companies, the Company currently has offices in 2 major cities in the United States and Hong Kong.

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

We currently operate primarily through our wholly owned subsidiary, Mount Knowledge Asia Ltd. (“MKA”), and its subsidiary, The Language Key Training Ltd. (a Hong Kong corporation established on March 21, 2003, “LKTR”). The LKTR provides custom business English and communications skills courses, soft skills workshops, executive coaching and other related services to public and private sector clients, including government entities in Hong Kong and other Fortune 500 corporations.

Previously, the Company, through its subsidiary MKA, acquired and operated Language Key Asia Ltd. (“LKA” or “Predecessor Company”) and the Language Key Group of companies (“LK Group”) which included Language Key Corporate Training Solutions Ltd. (a Hong Kong corporation, and formerly The Language Key China Ltd., established on August 21, 2002, “LKCTS”), The Language Key Training Ltd. (a Hong Kong corporation established on March 21, 2003, “LKTR”), The Language Key China Ltd. (a Wholly Owned Foreign Enterprise registered in Shanghai, China established on October 11, 2002, “LKCH”), and Language Key Publishing Ltd. Each of the LK Group companies is a direct, wholly owned subsidiary of LKA. We acquired LKA on December 31, 2010 and, as a result, we were no longer considered a development stage enterprise under SFAS No. 7 “Accounting and Reporting by Development Stage Enterprises.”

During the period ending September 30, 2011, the management of Language Key initiated a corporate restructure plan of Language Key’s China subsidiary by downsizing its Shanghai, Beijing and Guangzhou offices in an effort to minimum operational losses. Pursuant to this effort, termination agreements were executed with most of the full-time staff of Language Key’s Beijing and Guangzhou offices, resulting in a compensation liability for early contract termination of US $23,703, scheduled to be paid out by the end of 2011.

Subsequently, on October 24, 2011, Mount Knowledge Asia sold Language Key Asia and all of its subsidiaries, except for The Language Key Training Ltd. (the “LK Subsidiaries”) to Software Sans Frontiere SA, a Belize corporation, for consideration representing the assumption of all of the liabilities of the LK Subsidiaries.  Congruently, The Language Key Training Ltd. became a direct subsidiary of Mount Knowledge Asia Ltd. The Company’s management made the decision to sell the LK Subsidiaries due to ongoing losses and failed restructuring efforts as a result of the lack of available financing for China based companies.

We also operate through our majority owned subsidiary, Mount Knowledge USA, Inc. (“MTK USA”), which markets, sells and distributes a proprietary real time self learning system software application domestically and internationally to a variety of customers, including individuals, schools, government agencies, and businesses. As of September 30, 2011, the Company held a controlling ownership interest totaling approximately 60.62% in MTK USA, however, as of the date of this filing, the ownership interest has been reduced to approximately 32% as a result of additional stock issuances in MTK USA, the subsidiary of the Company.

As of September 30, 2011, we also held a minority interest (49%) of Mount Knowledge Technologies, Inc., an Ontario corporation (“MTK Tech”). The remaining 51% interest of MTK Tech is owned by Ucandu Learning Centres Inc., an Ontario corporation (“Ucandu”) that is controlled by Erwin Sniedzins, the Chairman of our Board of Directors. MTK Tech provides solely software development services to the Company pursuant to a services agreement with MTK USA. No other services have been received from, or agreements entered into with MTK Tech. As of the date of this filing, Ucandu and the Company have agreed to terminate the services agreement with MTK USA and outsource ongoing technology development and support services. As a result, MTK Tech is anticipated to be dissolved on or before December 31, 2011.

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

The completion of the acquisition will be dependent upon the satisfactory completion of due diligence, the execution of definitive transaction agreements, receipt of all necessary government approvals and material third-party consents and other conditions, including, the ability of the Company to obtain financing. A definitive purchase agreement was anticipated to be completed on or before August 1, 2011, which was extended to on or before November 30, 2011. However, to date no definitive agreement has been entered into by the parties and it is possible that the parties will not finalize such an agreement by such date, if at all.

Execution of Independent Contractors Agreements

On September 12, 2011, the Company issued a total of 25,000 shares of restricted common stock for services rendered by a contractor to the Company pursuant to an executed consulting agreement. The fair value of the services received during this period was calculated as the market price at the date of grant and the date service is provided with a total value of $3,500.

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

As of September 30, 2011, the corporate structure of the Company consisted of the following:

(a)

100% ownership interest of MKA;

i.

100% ownership interest of LKA, acquired and held by MKA as of December 31, 2010; and

(a)

60.62% ownership interest of MTK USA; and

(b)

49% ownership interest of MTK TECH.

As of September 30, 2011, the corporate structure of the Language Key Asia Ltd. (“LKA”) consisted of the following:

(a)

100% ownership interest of LKCTS;

i.

100% ownership interest of LKTR, a wholly-owned subsidiary of LKCTS;

i.

100% ownership interest of LKCH, a wholly-owned subsidiary of LKCTS, with regional branch offices in Beijing, Guangzhou and Shenzhen;

(a)

100% ownership interest of LKPUB.

As of the date of this filing, the corporate structure of the Company consisted of the following:

(a)

100% ownership interest of MKA;

i.

100% ownership interest of LKTR, acquired and held by MKA as of October 24, 2011; and

(a)

32% ownership interest of MTK USA; and

(b)

49% ownership interest of MTK TECH.

Plan of Operations

Over the 12-month of 2011, we must raise capital and complete certain milestones as described below:

Milestones

First Three Quarters - 2011

In the first three quarters of 2011, the Company completed the integration of the Company’s newly acquired subsidiaries, LKA and its operational subsidiaries in Hong Kong and China and MTK USA in the US, acquired on December 31, 2010. As a result of the integration, the Company had operations in the U.S., Canada, Hong Kong, and China.

During the first three quarters of 2011, the Company’s management focused its efforts on an acquisition strategy to acquire synergistic companies in the language learning and training business sector. The Company’s first target market for 2011 was the vast English learning China market and other Asian territories, with a long-term vision of expanding into other world markets in 2012.  However, On May 27, 2011, the Company entered into a letter of intent with C 2 for the purchase by the Company of all of the outstanding capital stock of C 2 for $15 million to be paid at the time of closing.

During the first three quarters of 2011, the Company anticipated a capital raise between $2,500,000 and $5,000,000 to finance its operations and acquisition strategy and to complete our commitment to fund a total of $1,000,000 in additional growth capital to LKA for 2011. To date, the Company has been unsuccessful in obtaining the necessary financing to meet all its current obligations, however, the Company was able to raise approximately $552,165 in equity financing in MTK USA as of June 30, 2011, including $200,000 in one year promissory notes at an interest rate of 15% per annum, convertible at $0.15 per share on or prior to the maturity date at the discretion of the holder, directly in the Company.

As a result of such financings, the Company has funded a total of approximately $440,000  to LKA against the funding commitment in equity payments and other advances, as of September, 30, 2011, including offsets of advances directly to a subsidiary of LKA, prior to acquisition of LKA on December 31, 2010.

On October 24, 2011, Mount Knowledge Asia sold Language Key Asia and all of its subsidiaries, except for The Language Key Training Ltd. (the “LK Subsidiaries”) to Software Sans Frontiere SA, a Belize corporation, for consideration representing the assumption of all of the liabilities of the LK Subsidiaries.  As of the date of this filing, The Language Key Training Ltd. (“LKTHK”)is a direct subsidiary of Mount Knowledge Asia Ltd. The Company’s management made the decision to sell the LK Subsidiaries due to ongoing losses and failed restructuring efforts as a result of the lack of available financing for China based companies.

The Company continues to seek additional financing to meet it operational obligations and to further its acquisition plans. In doing so, the Company anticipates the need to raise approximately $20 million in debt and/or equity to consummate on the C 2 transaction on or before November 30, 2011. Besides, the original amount of financing anticipated, the Company might seek additional funding as deemed necessary by our management. There can be no assurance that such financing will be available to us on terms that are acceptable or at all.

Fourth Quarter - 2011

In the fourth quarter of 2011, the Company plans to consummate the C2 transaction and begin commercial sales of its new E-Learning platform, ECO-Learning.  With respect to ECO, LKTR has begun to market the product to its clients in Hong Kong and China, as well as to resellers in other parts of Asia and Europe.  While ECO is first being marketed as a B2B solution, LKTR expects to offer it B2C in selected markets.

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

1.

Business Enterprise Applications (Corporations, Schools and Government Agencies). With pending acquisition of C² and the ECO product, we foresee the use of the Company’s products and services as a learning solution for schools, government agencies, healthcare facilities, and corporations to provide an enhanced, interactive learning program to facilitate new job skills training and continual education programs. Therefore, we intend to develop product-specific enhancements to our existing products and services for use in various business applications. It is likely that most of the product enhancements for business applications will be in the form of client-specific modifications based upon requests for customized specifications and functionality. As such, we anticipate that some of the costs for these modifications will be borne by each respective client. Therefore, it is difficult to accurately determine the upfront costs attributable to us for any research and development of business enterprise applications.

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

Although, we have arranged and specified each respective milestone in a defined order, or timeline, as evident in the first three quarters of 2011, the Company may find the need to modify any or all of the milestones listed in subsequent yearly quarters, subject to unforeseen circumstances and other contingences which may require us to alter, in whole, or in part, certain aspects of each respective milestone in order for us to successfully realize revenue and ultimately attempt to achieve profitability.

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

Requirements and Utilization of Funds

To implement our plan of operations, including some or all of the above described milestones (objectives), the Company will need to raise capital in an amount between $10 and $20 million over the remaining months of 2011 on terms and conditions to be determined. Management intends to raise such capital through the issuance of equity securities. Management may elect to seek subsequent interim or “bridge” financing in the form of debt (corporate loans) as may be necessary.

The Company anticipates the need to raise additional capital for the next 3 months of operations, subject to the successful implementation of our initial milestones over the next 90 days of operations and our revenue growth cycle thereafter. At this time, management is unable to determine the specific amounts and terms of such future financings.

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

Financial Condition, Liquidity and Capital Resources

As of September 30, 2011, we had $ 72,558 in cash, $ 185,959 in accounts receivables, and $ 205,505 in unbilled revenue. We had revenues of $ 1,454,845 during the nine-month period ended September 30, 2011. We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed marketing and sales operations.

Management believes this amount may not satisfy our cash requirements for the next 3 months and as such we will need to either raise additional proceeds and/or our officers and/or directors will need to make additional financial commitments to our company, neither of which is guaranteed. We plan to satisfy our future cash requirements, primarily the working capital required to execute on our objectives, including marketing and sales of our product, and to offset legal and accounting fees, through financial commitments from future debt/equity financings, if and when possible.

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

Results of Operations

Basis of Presentation

For management discussion and analysis purposes, the operational data for the three months and nine months ended September 30, 2011, represents the financial results of Mount Knowledge Holdings, Inc., (“Successor Entity”), and for the three months and nine months ended September 30, 2010 represents the financial results of Language Key Asia, Ltd. (“Predecessor Entity”).

The following table represents sales of our products and services for the three months ended September 30, 2011 and 2010 and nine months ended September 30, 2011 and 2010:

	For three months ended September 30,		For nine months ended September 30,
	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010
Sales revenue	175,803	110,054	486,271	331,363
Cost of goods sold	74,332	47,220	220,771	144,287
Gross profit	101,471	62,834	265,500	187,076

Revenues

The Company generates all of its revenue through its wholly owned subsidiary LKA. Revenue for the three months ended September 30, 2011 was $175,803 compared to revenue for the three months ended September 30, 2010 of $110,054, an increase of $65,749, or 60%. Respectively, the revenue for the nine months ended September 30, 2011 was $486,271 compared to revenue for the nine months ended September 30, 2010 of $331,363, an increase of $154,908, or 47%. The increase for the nine months ended September 30, 2011 is mainly due to higher sales in the first three quarters of 2011 compared to sales in the first three quarters of 2010.

Cost of goods sold is primarily composed of the costs of the Company’s trainers as well as materials and transportation expenses associated with delivering training courses. Cost of goods sold for the three months ended September 30, 2011 was $74,332, compared to cost of goods sold for the three months ended September 30, 2010 of $ 47,220, an increase of $27,112 or 57%. Cost of goods sold for the nine months ended September 30, 2011 was $220,771, compared to cost of goods sold for the nine months ended September 30, 2010 of $144,287, an increase of 76,484 or 53%.

Gross profit is calculated by deducting cost of goods sold from revenues and ranges from 0% to 100%, depending on the nature of the specific courses sold and the contract terms negotiated. Gross profit for the three months ended September 30, 2011 was 58% compared to gross profit for the three months ended on September 30, 2010 of 57%, an increase of 1%. Respectively, the gross profit for the nine months ended September 30, 2011 was 55% compared to gross profit for the nine months ended on September 30, 2010 of 56%, a decrease of 1%.

The following table represents operating costs and expenses for the three months and nine months ended September 30, 2011 and 2010:

	For three months ended September 30,		For nine months ended September 30,
	Successor	Predecessor	Successor	Predecessor
	2011	2010	2011	2010
Operating expenses:
Selling expense	-	-	-	-
General and administrative expenses	662,398	80,375	1,917,844	234,492
Loss on goodwill impairment	375,292	-	375,292	-
Total operating expenses	1,037,690	80,375	2,293,136	234,492
Loss from operations	(936,219)	(17,541)	(2,027,636)	(47,416)
Other income (expense)	5,052	(24,719)	21,454	(18,541)
Interest income	704	87	-	-
Loss before non-controlling interest and income taxes	(930,463)	(42,173)	(2,006,182)	(65,957)
Income taxes	-	-	-	-
Net loss attributable to non-controlling interest	(14,248)	-	(400,172)	-
Net loss attributable to Mount Knowledge Holdings, Inc. from continuing operations	(916,215)	(42,173)	(1,605,470)	(65,957)
Income (loss) from discontinued operations	(169,183)	53,859	(557,404)	105,619
Net Income (loss) attributable to common shareholders	(1,085,398)	11,686	(2,162,874)	39,662

Operating costs and expenses

Selling, general, and administrative expenses for the three months ended September 30, 2011 were $ 662,398 compared to $ 80,375 for the quarter ended September 30, 2010 and for the nine months ended September 30, 2011 were $ 1,917,844 compared to $ 234,492 for the nine months ended September 30, 2010. This increase is due to both the impact of corporate decisions made in the third and fourth quarters of 2010 for expansion in 2011 and beyond, as well as additional costs incurred during the three and nine months ended September 30, 2011. The increase in selling, general, and administrative expenses was primarily attributable to audit fees, maintaining compliance as a publicly reporting company, and the development of the ECO-Learning platform. In addition, the increase in operating expenses in the first nine months of 2011 compared to the first three and nine months of 2010, reflects expenses related to initiatives and changes at LKA that became effective after the first quarter of 2010. Specifically, during the third and fourth quarters of 2010, LKA opened a new office in Guangzhou, hired additional key staff in each of its offices, increasing the salaries of key personnel, outsourced its monthly bookkeeping and accounting functions, and invested in systems and personnel to develop the content for ECO-Learning. The costs related to aforementioned are expected to be ongoing for the fourth quarter ending 2011. Also, during the three and nine months ended September 30, 2011, LKA incurred costs related to the initial launch of ECO learning, including technical, promotional, and legal. The Company expects to incur future costs related to ECO as it builds the business unit going forward.

Goodwill Impairment

The Company also incurred loss on goodwill impairment of $ 375,292 during the three months ended September 30, 2011. Due to significant losses in the LKA operations for nine month period ending September 30, 2011 and the Company’s inability to successfully obtain the required financing to sustain its further operations, the Company decided to sell LKA in the third quarter in order to limit ongoing losses. As a result, the sale of LKA consisted of the assumption of liabilities only, and therefore, the Company incurred an impairment of its previously stated goodwill from the Company’s acquisition of LKA on December 31, 2010 to reflect the minimal sale value of LKA.

Income (loss) from discontinued operations

During the fourth quarter in 2011, the Company sold Language Key Asia Ltd. and all of its subsidiaries, except for The Language Key Training Ltd. (the “LK Subsidiaries”) to Software Sans Frontiere SA, a Belize corporation, for consideration representing the assumption of all of the liabilities of the LK Subsidiaries.  As a result of the sale, we reclassified the operating results of LK Subsidiaries to income (loss) from discontinued operations of $(169,183) and $53,859 for the three months ended September 30, 2011 and 2010 respectively, and $(557,404) and $105,619 for the nine months ended September 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources for fiscal 2011 will be cash on hand, internally generated cash flows from operations. As of September 30, 2011, we had cash on hand of $72,588, $185,959 in accounts receivables, and $205,505 in unbilled revenue and negative working capital as a result of added operational expenses due to acquisition integration costs and the development and release of a new product line.

Cash Flows

The following table summarizes the cash flows for the six month periods ended September 30, 2011 and 2010:

	SUCCESSOR	PREDECESSOR
	COMPANY	COMPANY
	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010
Net cash used in operating activities	$(1,316,554)	(92,963)
Net cash provided by (used in) investing activities	29,963	(8,040)
Net cash provided by financing activities	1,074,306	11,444
Effects of exchange rate changes on cash	(4,029)	1,913
Net decrease in cash	$(216,314)	(87,646)

We anticipate that we will incur a minimum of $500,000 for operating expenses in the next quarter. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $1,316,554 during the nine month period ended September 30, 2011 and $92,963 during the nine month period ended September 30, 2010. Cash used in operating activities was funded by cash from operating revenues and financing activities.

Cash From Investing Activities

We received cash in investment activities in the amount of $29,963 during the nine month period ended September 30, 2011 and used $8,040 cash in investing activities during the nine month period ended September 30, 2010.

Cash from Financing Activities

We generated $1,074,306 and $11,444 cash from financing activities during the nine month period ended September 30, 2011 and September 30, 2010.

For the period from January 1, 2009 through September 30, 2011, the Company incurred net losses aggregating $2,642,864. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-5, “Comprehensive Income.” This ASU amends FASB Accounting Standards Codification Topic 220, “Comprehensive Income,” and requires the presentation of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of the amendments to have a material impact on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the disclosure required by this item.

Item 4. Controls and Procedures.

Management’s evaluation of disclosure controls and procedures

a)

Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of second fiscal quarter 2011 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2011 due to the following:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION

Bridge Financing - Promissory Notes

On September 14, 2011 (the “Closing Date”), Mount Knowledge Holdings, Inc. (the “Company”) entered into a securities purchase agreement (the “Purchase Agreement”) pursuant to which the Company issued to Deja Vu Ltd., a Turks and Caicos company (the “Purchaser”), a promissory note (the “Note”) in the principal amount of $100,000 (the “Principal Amount”). The Note matures one year from the Closing Date (the “Maturity Date”).

The Note accrues interest at a rate of 15% per annum on the unpaid and unconverted Principal Amount and such interest is payable on the Maturity Date. Amounts outstanding under the Note are convertible, in whole or in part, into shares of the Company’s common stock at the option of the holder thereof at any time and from time to time, at a conversion price of $0.15 per share.

Subject to certain exceptions, payments due under the Note rank senior to all other indebtedness of the Company and its subsidiaries.

Under the terms of the Purchase Agreement, the holder of the Note is entitled to certain “piggy back” registration rights if at any time after the Closing Date the Company proposes to file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), with respect to an offering of its equity securities or securities or other obligations exercisable, exchangeable for, or convertible into its equity securities.

On September 21, 2011, Mount Knowledge Holdings, Inc. (the “Company”) entered into a joinder agreement (the Joinder Agreement”) to the original Securities Purchase Agreement executed on September 14, 2011, referenced hereinabove, to pursuant to which the Company issued to 1568000 AB Ltd, a British Columbia, Canada company (the “Purchaser”), a promissory note (the “Note”) in the principal amount of $100,000 (the “Principal Amount”). The Note matures one year from the Closing Date (the “Maturity Date”).

On October 25, 2011, Mount Knowledge Holdings, Inc. (the “Company”) entered into a joinder agreement (the Joinder Agreement”) to the original Securities Purchase Agreement executed on September 14, 2011, referenced hereinabove, to pursuant to which the Company issued to Andrew N. Lough, a Canadian resident (the “Purchaser”), a promissory note (the “Note”) in the principal amount of $50,000 (the “Principal Amount”). The Note matures one year from the Closing Date (the “Maturity Date”).

On November 1, 2011, Mount Knowledge Holdings, Inc. (the “Company”) entered into a joinder agreement (the Joinder Agreement”) to the original Securities Purchase Agreement executed on September 14, 2011, referenced hereinabove, to pursuant to which the Company issued to Vukota Capital Management Inc., an Ontario, Canada company (the “Purchaser”), a promissory note (the “Note”) in the principal amount of $50,000 (the “Principal Amount”). The Note matures one year from the Closing Date (the “Maturity Date”).

On November 3, 2011, Mount Knowledge Holdings, Inc. (the “Company”) entered into a joinder agreement (the Joinder Agreement”) to the original Securities Purchase Agreement executed on September 14, 2011, referenced hereinabove, to pursuant to which the Company issued to Tim Damaso, a Canadian resident (the “Purchaser”), a promissory note (the “Note”) in the principal amount of $50,000 (the “Principal Amount”). The Note matures one year from the Closing Date (the “Maturity Date”).

On November 14, 2011, MTK USA issued a total of 25,309,307 shares of restricted common stock of MTK USA to nine separate contractors of MTK USA, a total of 100,000 shares to Birch First Advisors, LLC, an entity controlled by an affiliate of the Company, a total of 100,000 share to Practical Business Advisors, LLC, an entity controlled by Daniel A. Carr, President, Chief Executive Officer and Director of the Company, and, a total of 25,109,307 shares to non-related parties for contracted services to MTK USA at a par value of $0.0001 per share.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

ExhibitNumber		Description
10.1		Independent Contract Agreement with Birch First Advisors, LLC [incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q dated August 22, 2011]
10.2		Warrant to Purchase Common Stock with Birch First Advisors, LLC [incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q dated August 22, 2011]
10.3		Independent Contract Agreement with Practical Business Advisors, LLC [incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q dated August 22, 2011]
10.4		Warrant to Purchase Common Stock with Practical Business Advisors, LLC [incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q dated August 22, 2011]
10.5		Independent Contract Agreement with Simon G. Arnison [incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q dated August 22, 2011]
10.6		Warrant to Purchase Common Stock with Simon G. Arnison [incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q dated August 22, 2011]
10.7		Stock Purchase Agreement dated September 14, 2011 by and between the Company and Deja Vu Ltd. [incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 21, 2011]
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule13a – 14(a) or Rule 15(d) – 14(a)).
32.1	*	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	+	XBRL Instance Document
101.SCH	+	XBRL Taxonomy Schema
101.CAL	+	XBRL Taxonomy Calculation Linkbase
101.DEF	+	XBRL Taxonomy Definition Linkbase
101.LAB	+	XBRL Taxonomy Label Linkbase
101.PRE	+	XBRL Taxonomy Presentation Linkbase

* Furnished herewith.

+ XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNT KNOWLEDGE HOLDINGS, INC.

By	/s/ Daniel A. Carr
Daniel A. Carr
President, Treasurer, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Date:	November 21, 2011