Form 10-K
period 2011-12-31
Mount Knowledge Holdings, Inc.
filed 2013-07-26
CIK 1397951

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to________________

Commission file number ______________

MOUNT KNOWLEDGE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0371433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

228 Park Ave S #56101
New York NY	10003-1502
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (917) 289-0944

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

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

Yes [  ]         No [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ]         No [ X ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 199,996,251 shares of common stock as of July 25, 2013.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2013: $10,274,027.

Documents Incorporated by Reference: None.

MOUNT KNOWLEDGE HOLDINGS, INC.

FORM 10-K
For the Year Ended December 31, 2011

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

Item 1.          Business.

History

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

Change of Business Purpose

On July 27, 2009, the Company changed its business purpose from a mining and exploration to an educational software development and sales company offering innovative and proprietary learning software products and teaching services. The Company’s principal executive offices are now in Novi, Michigan.

Master Software License Agreement

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

Change of Directors and Principal Officers

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

(a)

The appointment of Erwin E. Sniedzins as Chairman and Director of the Corporation, effective immediately;

(b)

The appointment of Daniel A. Carr as President, Treasurer, Chief Executive Officer, Chief Financial Officer and Director of the Corporation, effective immediately; and

(c)

The appointment of Simon Arnison as Secretary, Chief Technology Officer, and Director of the Corporation, effective immediately.

Amendment and Restatement to Company’s Articles of Incorporation

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

Definitive Agreement to Acquire New Operational Subsidiaries

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

Amendment No. 1 to Definitive Agreement to Acquire New Operational Subsidiaries

On October 29, 2010, the Company entered into Amendment No. 1 to Definitive Agreement ("Amendment No. 1" and, together with the Definitive Agreement, the “Amended Definitive Agreement”) with the LK Sellers. Under the Amendment, the Definitive Agreement was modified to reflect a new closing date of December 31, 2010, or such later date as shall be mutually agreed upon by the Company and the Sellers. Section 5.1 of the Definitive Agreement previously provided that the closing date would be October 31, 2010, or such later date as shall be mutually agreed upon by the Company and the Sellers. In addition, Sections 3.3, 3.4 and 3.5 of the Definitive Agreement was modified as follows: (i) Section 3.3 of the Definitive Agreement has been modified to reflect that the License Revocation/Release Agreement and the Assignment Agreement referenced therein shall be drafted and executed on or before December 31, 2010 (the Definitive Agreement previously provided that such agreements would be drafted and executed on or before October 31, 2010); (ii) Section 3.4 of the Definitive Agreement was modified to reflect that the date on which the first royalty payment of $5,481.33 due to Foxglove International Enterprises Ltd. shall be due on or before December 31, 2010 (the Definitive Agreement previously provided that the first payment was due on or before October 31, 2010); and (iii) Section 3.5 of the Definitive Agreement was modified to reflect that the content licensing agreement referenced therein shall be drafted and executed on or before December 31, 2010 (the Definitive Agreement previously provided that such agreement would be drafted and executed on or before October 31, 2010). The modifications were required in order to timely complete certain regulatory compliance requirements of one or more of the entities represented in the Definitive Agreement prior to a closing.

Master License Cancellation Agreement

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

Intellectual Property Purchase Agreement

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

Independent Contractor Agreement

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

Option Agreement

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

• •

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

Section 3.5 of the Amended Definitive Agreement was amended and restated in its entirety to read as follows: “Use of Existing Training Content. The Parties agree that The Language Key Ltd. (a BVI company) and/or its successor company would be granted a licensing right to use, rework, and/or publish certain existing training content (excluding, content which would be development from the date of this Agreement) owned and held by The Language Key Training Ltd. (a Hong Kong company) and/or its successor company for a term of eighty-eight (88) years, the terms and conditions set forth in the executed content licensing agreement dated December 31, 2010, attached hereto as Exhibit G (the “LK Existing Content Licensing Agreement”).

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

As a result of the completion of the transactions contemplated by the Definitive Agreement, the Company, through its wholly owned subsidiary, MTK Asia, owns 100% of the ordinary shares of LK Asia.

Licensing Agreement

In connection with the closing under the Definitive Agreement, on December 31, 2010 LK Asia and LK BVI entered into a licensing agreement pursuant to which LK Asia granted to LK BVI the right to use, rework and/or publish certain existing training content developed prior to December 31, 2010 owned and held by LK Asia for a term of 88 years.

As a result of the completion of the transactions contemplated by the Definitive Agreement, the Company, through its wholly owned subsidiary, MTK Asia, owns 100% of the ordinary shares of LK Asia.

Share Exchange – Birch First Advisors, LLC

On December 31, 2010, the Company entered into a Definitive Agreement (the “Agreement”) with Mount Knowledge USA Inc. (“MTK USA”) and Birch First Advisors, LLC (“Birch First”) pursuant to which the Company acquired 11,166,690 shares (the “MTK USA Common Shares”) of common stock, par value $0.0001 per share, of MTKUSA (“MTK USA Common Stock”) and 8,888,888 shares (the “MTK USA Series A Shares”, together with the MTK USA Common Shares, the “MTK USA Securities”) of Series A Convertible Preferred Stock (“MTK USA Series A Preferred Stock”), par value $0.0001 per share, of MTK USA. In exchange for the MTK USA Securities, the Company issued 11,166,690 shares (the “Company Common Shares”) of its common stock, par value $0.0001 per share (the “Company Common Stock”) and 8,888,888 shares (the “Company Series A Shares”) of its Series A Convertible Preferred Stock, par value $0.0001 per share (the “Company Series A Preferred Stock”), together with the Company Common Shares and the Company Series A Shares, the “Company Securities”). The Agreement includes representations and warranties and other provisions customary for a transaction of this nature. The Company filed a certificate of designation with the State of Nevada designating the rights and preferences of the Company Series A Preferred Stock on February 4, 2011 and issued the Company Series A Shares to Birch First on the same date.

Placement Agent – Aegis Capital Corp.

On February 4, 2011, the Company executed a Private Placement and M&A Advisory Engagement Agreement (the “Engagement Agreement”) with Aegis Capital Corp. (“Aegis”) in which Aegis agreed to act as the Company’s exclusive investment banking and financial advisors in connection with one or several potential transactions and/or financings, effective until a subsequent closing or March 31, 2011. Pursuant to the terms of the Engagement Agreement, Aegis was entitled to receive compensation in the form of a cash success fee and stock purchase warrants equal to ten percent (10%) of the gross proceeds of the closed placement (transaction), and a non-refundable retainer of twenty-five thousand (USD$25,000) payable in restricted common stock of the Company, of which a total of 241,380 shares was issued during the first quarter of 2011. The fair value of the services received is $63,276.

Letter of Intent – MTK USA

On April 14, 2011, the Company entered into a Letter of Intent (the “LOI”) with MTK USA, as a representative of MTK USA’s minority shareholders (collectively referred to as the “Seller or Sellers”) pursuant to which the Company agreed to acquire approximately 16,158,528 shares (the “MTK Common Shares”) of common stock, par value $0.0001 per share, of MTK USA (“MTK Common Stock”) representing all the MTK Common Shares collectively held by the Sellers, subject to shareholder consents and adjustments in the total number of MTK Common Shares to be acquired on the date of closing, on or before May 15, 2011 (the “Closing”).  In exchange for the MTK Securities, the Company will issue, subject to adjustment, 16,158,528 shares (the “Company Common Shares”) of its common stock, par value $0.0001 per share (the “Company Common Stock”) on a pro-rata basis with each Seller, including a Warrant granted to each Seller for the right to purchase one (1) share of Company Common Stock for every ten (10) shares of MTK Common Shares (1:10) at $0.60 per share within three (3) years from the date of Closing. The Agreement includes representations and warranties and other provisions customary for a transaction of this nature.

MTK USA markets, sells and distributes a proprietary real time self learning system software application domestically and internationally to a variety of customers, including individuals, schools, government agencies, and businesses. As a result of the transactions contemplated by the Agreement, the Company would acquire the remaining 45.66% of outstanding shares of MTK Common Stock and, subsequently, own a total of 100% of the outstanding shares of MTK Common Stock and 100% of the outstanding shares of MTK Series A Preferred Stock, acquired from a previous purchase on December 31, 2010.

Recruitment Agreement

On April 20, 2011, the Company entered into a letter of confirmation (the “Confirmation Letter”) in which Kinley & Connelly was engaged for the search and selection of a Chief Executive Officer of the Company, in order to for the Company to attract certain acquisition targets identified by the Company.

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

Letter of Intent - C2 Technologies, Inc.

On May 27, 2011, the Company entered into a letter of intent with C2 Technologies, Inc. (“C2”) for the purchase by the Company of all of the outstanding capital stock of C2 for $15 million to be paid at the time of closing. The letter of intent also provides for an additional payment by the Company to the C2 shareholders equal to five times C2’s 2011 earnings before interest taxes, depreciation and amortization (“EBITDA”) less $15 million, not to exceed $8.5 million. The letter of intent provides for an earn-out payment payable to the C2 shareholders in an amount equal to 35% of C2’s EBIDTA for fiscal 2012, 2013 and 2014. The completion of the acquisition will be dependent upon the satisfactory completion of due diligence, the execution of definitive transaction agreements, receipt of all necessary government approvals and material third-party consents and other conditions, including, the ability of the Company to obtain financing. A definitive purchase agreement was anticipated to be completed on or before August 1, 2011. However, to date no definitive agreement has been entered into by the parties and it is possible that the parties will not finalize such an agreement by such date, if at all.

Share Exchange Agreements

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

Execution of Independent Contractor Agreements

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

In addition, the Company granted a cashless warrants for the total purchase of 3,600,000 shares of restricted stock of the Company; a total of 1,200,000 shares to Birch First Advisors, LLC, a total of 1,200,000 shares to Practical Business Advisors, LLC, and 1,200,000 shares to Simon G. Arnison, respectively, pursuant to three separate warrant stock purchase agreements entered into on July 31, 2011. The terms of each warrant agreement is based on a vesting period of three years, with 400,000 shares exercisable each year provided that each respective contractor, separately, is still engaged with the Company. The shares granted in each warrant are subject to a vesting and distribution schedule on a pro-rata basis, in the event of early termination by either Contractor or Company. Subsequently, the shares granted in each warrant were terminated as of December 30, 2011, pursuant to a settlement agreement with each of the parties.

Short-term Notes Payable

On August 4, 2011, LKA’s subsidiary in China received a Short-term Note Payable of approximately $55,000 to be used for general liquidity purposes in advance of receiving additional capital from the Company. The Note matures on November 4, 2011 and carries an interest rate of 5% per month. At December 31, 2011, the Short-term Note Payable was no longer an obligation of the Company, pursuant to the sale of LKA to Sans Software Frontier S.A. in October 2011.

On August 10, 2011, LKA’s CEO advanced a $50,000 Short-term Note Payable to its subsidiary in China in order to satisfy its 2010 Corporate Income Tax Liability. At December 31, 2011, the Short-term Note Payable was no longer an obligation of the Company, pursuant to the sale of LKA to Sans Software Frontier S.A. in October 2011.

Payment of 2010 Corporate Income Tax Liability in China

On August 10, 2011, LKA’s subsidiary in China paid its outstanding Corporate Income Tax liability in China of approximately $50,000.

Placement Agent – Chardan Capital

On August 17, 2011, the Company executed a Private Placement and M&A Advisory Engagement Agreement (the “Engagement Agreement”) with Chardan Capital Markets (“Chardan”) in which Chardan agreed to act as the Company’s exclusive investment banking and financial advisors in connection with one or several potential transactions and/or financings, effective until a subsequent closing or upon thirty (30) day written termination by either party.

Stock Issuance for Contracted Services

On September 12, 2011, the Company issued a total of 4,400,000 shares of restricted common stock for services rendered by a contractor to the Company pursuant to the executed consulting agreement dated August 11, 2010. The fair market value of the services received during this period was calculated as the market price at the date of completion for a total value of $616,000 ($0.14 per share).

On the same date, the Company issued a total of 25,000 shares of restricted common stock for services rendered by a contractor to the Company pursuant to an executed consulting agreement. The fair value of the services received during this period was calculated as the market price at the date of grant and the date service is provided with a total value of $3,500.

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

On September 21, 2011, Mount Knowledge Holdings, Inc. (the “Company”) entered into a joinder agreement (the “Joinder Agreement”) to the original Securities Purchase Agreement executed on September 14, 2011, referenced hereinabove, to pursuant to which the Company issued to 1568000 AB Ltd, a British Columbia, Canada company (the “Purchaser”), a promissory note (the “ Note ”) in the principal amount of $100,000 (the “Principal Amount”).  The Note matures one year from the Closing Date (the “Maturity Date”).

Resignation of Key Executive of Subsidiary

On September 21, 2011, Dirk Haddow (“Haddow”), a director and officer of Language Key Asia Ltd. (“LKA”), including all of its related subsidiaries, resigned from LKA and all of the LKA related companies, which was effective immediately.

Sale of Subsidiaries – Language Key Asia Ltd.

On October 24, 2011, MKA, the Company’s wholly owned subsidiary, sold 100% ownership interest in LKA and all of its subsidiaries (“LK Sold Group”), except for LKTR, which came a direct wholly owned subsidiary of MKA, to Software Sans Frontiere SA, a Belize corporation, for consideration representing the assumption of all of the liabilities of the LK Sold Group. The Company’s management made the decision to sell the LK Sold Group due to ongoing losses and failed restructuring efforts as a result of the lack of available financing for China based companies.

Bridge Financing - Promissory Notes

On October 25, 2011, the Company entered into a joinder agreement to an original Securities Purchase Agreement executed on September 14, 2011, referenced hereinabove, to pursuant to which the Company issued to Andrew N. Lough, a Canadian resident, a promissory note (the “Note”) in the principal amount of $50,000. The Note matures one year from the Closing Date.

On November 1, 2011, the Company entered into a joinder agreement to the original Securities Purchase Agreement executed on September 14, 2011, referenced hereinabove, to pursuant to which the Company issued to Vukota Capital Management Inc., an Ontario, Canada company, a promissory note (the “Note”) in the principal amount of $25,000 and Maureen Garito, a Canadian resident, a promissory note (the “Note”) in the principal amount of $25,000. The Notes mature one year from the Closing Date.

On November 3, 2011, the Company entered into a joinder agreement to the original Securities Purchase Agreement executed on September 14, 2011, referenced hereinabove, to pursuant to which the Company issued to Tim Damaso, a Canadian resident, a promissory note (the “Note”) in the principal amount of $50,000. The Note matures one year from the Closing Date.

The maturity dates for the aforementioned promissory notes have been extended to December 31, 2013, collectively, pursuant to the execution of a Forbearance Agreement dated November 30, 2012.  The Forbearance Agreement is disclosed in the below section titled “Forbearance of Promissory Notes – Bridge Financing  - Mount Knowledge Holdings Inc.”

Stock Issuance for Contracted Services

On October 31, 2011, the Company issued a total of 62,500 shares of restricted common stock of the Company to four (4) separate related parties for services rendered to the Company by Source Capital Group Inc. The fair value of the services received during this period was calculated as the market price ($0.06) at the date of grant and the date service is provided with a total value of $3,750.

Stock Issuance for Contracted Services – MTK USA

On November 14, 2011, MTK USA issued a total of  26,179,307 shares of restricted common stock of MTK USA to the following:

(i) 12,500,000 shares to Access Alternative Group S.A. as additional compensation for services, recorded at fair value of $240,000,

(ii) 11,137,640 shares to Access Alternative Group S.A. as settlement of a loan for $55,000;

(iii) 100,000 shares to Birch First Advisors, LLC, an entity controlled by an affiliate of the Company,

(iv) 100,000 share to Practical Business Advisors, LLC, an entity controlled by Daniel A. Carr, President, Chief Executive Officer and Director of the Company, and,

(v) a total of 2,341,667 shares to non-related parties for contracted services to MTK USA.

The 2,541,667 shares described above in items (iii), (iv) and (v) were recorded at fair value of $31,771.

Bridge Financing - Promissory Notes

On December 8, 2011, the Company entered into a joinder agreement to the original Securities Purchase Agreement executed on September 14, 2011, referenced hereinabove, to pursuant to which the Company issued to Vukota Capital Management Inc., an Ontario, Canada company, a promissory note (the “Note”) in the principal amount of $50,000. The Note matures one year from the Closing Date.

On December 29, 2011, the Company entered into a joinder agreement to the original Securities Purchase Agreement executed on September 14, 2011, referenced hereinabove, to pursuant to which the Company issued to Vukota Capital Management Inc., an Ontario, Canada company, a promissory note (the “Note”) in the principal amount of $50,000. The Note matures one year from the Closing Date.

The maturity dates for the aforementioned promissory notes have been extended to December 31, 2013, collectively, pursuant to the execution of a Forbearance Agreement dated November 30, 2012.  The Forbearance Agreement is disclosed in the below section titled “Forbearance of Promissory Notes – Bridge Financing  - Mount Knowledge Holdings Inc.”

Employment Claim of Key Executive of Subsidiary

On December 20, 2011, Haddow filed a claim against LKA and LTKR with the Labour Tribunal of Hong Kong, for unpaid salaries of approximately HKD$ 1,135,245.43, (the “Salary Claim”), pursuant to the Employment Agreement executed by Haddow and LKA on or about December 21, 2010.

Settlements – Mount Knowledge Holdings Inc.

On December 30, 2011, the Company, and its wholly-owned subsidiary, Mount Knowledge USA, Inc., a Nevada corporation (“MTK USA”), executed a Separation and Settlement Agreement (the “Separation and Settlement Agreement”) by and between Ucandu Learning Centres Inc., an Ontario corporation (“Ucandu”), Mount Knowledge Inc., an Ontario corporation (“MTK Canada”), 1827281 Ontario Inc. D/B/A Mount Knowledge Technologies Inc., an Ontario corporation (“MTK Tech”), and Erwin Sniedzins (“Sniedzins”), pursuant to which the parties agreed to the following:

(1)

The Company, Ucandu and Sniedzins cancelled the Intellectual Property Purchase Agreement, dated as of December 28, 2010, pursuant to which Sniedzins and Ucandu sold certain software commonly referred to between the parties as the “Real-Time Self Learning Systems”, which included all copyrights, patents, trademarks, service marks and trade secrets therein (collectively, with the Software, the “Intellectual Property”) to the Company (the “IP Agreement”). Pursuant to the execution of the Separation and Settlement Agreement, and the cancellation of the IP Agreement therein, the Company agreed to return the Intellectual Property to Ucandu and Sniedzins, effectively immediately.

(2)

The Company and Ucandu terminated, effective immediately, the Independent Contractor Agreement dated as of December 28, 2010, pursuant to which the Company engaged Ucandu to provide sales and marketing and technology services to the Company (the “Contractor Agreement”). Pursuant to the execution of the Separation and Settlement Agreement, and the cancellation of the Contractor Agreement therein, the Company agreed to pay Ucandu a total of 100,000 shares of Common Stock of the Company as a payment in full to settle any and all unpaid payments due Ucandu on the date of execution of the Separation and Settlement Agreement.

(3)

The Company and Ucandu cancelled, effective immediately, the Option Agreement pursuant to which Ucandu granted to the Company an option (the “Option”) to purchase 510,000 shares of MTK Tech (the “Ucandu MTK Tech Shares”) from Ucandu (the “Option Agreement”);

(4)

Sniedzins resigned as a member of the Board of Directors (the “Board”) of the Company and the Board accepted Sniedzins’ resignation, effective immediately; and

(5)

MTK USA was a named party only to mutually releases set forth in the Separation and Settlement Agreement.

On December 30, 2011, the Company executed three (3) separate and identical Separation and Settlement Agreements (the “Separation and Settlement Agreements”) with Birch First Advisors, LLC, a Delaware limited liability company (“Birch”), Practical Business Advisors, LLC, a Michigan limited liability company (“Practical”), and Simon G. Arnison, individually (“Arnison”), respectively, pursuant to which the parties agreed to the following:

(1)

The Company and Birch, Practical, and Arnison terminated, effective immediately, each of their respective Independent Contractor Agreements, all individually dated December 28, 2010, pursuant to which the Company engaged Birch, Practical, and Arnison, individually, to provide administrative, management and/or technology services to the Company, as determined by the Company (the “Contractor Agreements”). Pursuant to the execution of each of the Separation and Settlement Agreement, and the cancellation of each of the Contractor Agreements therein, the Company agreed to issue Birch, Practical, and Arnison, each a total of 75,000 shares of Common Stock of the Company, as a payment in full to settle any and all unpaid payments due to Birch, Practical, and Arnison, respectively, as of the date of execution of each of the Separation and Settlement Agreements.

(2)

Arnison resigned as Vice President, Chief Technology Officer and as a member of the Board of the Company and the Board accepted Arnisons’ resignation, effective immediately.

The fair value of the settlements for a total of 325,000 shares was determined to be $204,000.

Subsequent Events

Bridge Financing - Promissory Notes

On January 11, 2012, the Company entered into a joinder agreement to the original Securities Purchase Agreement executed on September 14, 2011, referenced hereinabove, to pursuant to which the Company issued to Vukota Capital Management Inc., an Ontario, Canada company, a promissory note (the “Note”) in the principal amount of $100,000. The Note matures one year from the Closing Date.

The maturity dates for the aforementioned promissory notes have been extended to December 31, 2013, collectively, pursuant to the execution of a Forbearance Agreement dated November 30, 2012.  The Forbearance Agreement is disclosed in the below section titled “Forbearance of Promissory Notes – Bridge Financing  - Mount Knowledge Holdings Inc.”

Sale of Subsidiary – Language Key Training Ltd.

On February 6, 2012, the Company sold Language Key Training Ltd., its Hong Kong subsidiary (the “LKTR”) to Software Sans Frontiere SA, a Belize corporation, for consideration representing the assumption of all of the liabilities of the LKTR. The Company’s management made the decision to sell the LKTR due to ongoing losses and failed restructuring efforts as a result of the lack of available financing for China based companies.

Award of Employment Claim of Key Executive of Subsidiary

On February 6, 2012, the Labour Tribunal of Hong Kong awarded Haddow a judgment against LKA and LKTR in the sum of HKD $1,135,245.43, the aforementioned Salary Claim.

Marketing Affiliate Agreement

On February 14, 2012, Mount Knowledge Asia Ltd. (“MKA”), a Hong Kong corporation and wholly owned subsidiary of the Company, entered into a Marketing Affiliate Agreement (“Affiliate Agreement”) with Language Key Ltd., a Hong Kong corporation (“LKL”) non-related to the Company and/or any of its related companies, which LKL agreed to market and sell licenses of an online software application referred to as ECO Learning (English Communications Online) developed and owned by the Company under certain terms and conditions.

Settlements of Company Subsidiary

On February 17, 2012, LKTR executed a Separation and Settlement Agreement with Foxglove International Enterprises Ltd., a BVI company to settle a promissory note in the face value amount of Sixty-Five Thousand Seven Hundred and Seventy-Six Dollars (USD $65,776), for the safe return and the release the language trademarks and acknowledgement of copyright of training content and transfer of ownership and right of use.

Change of Directors and Principal Officers

On March 30, 2012, James D. Beatty was appointed as a member of the Board of Director of the Corporation, effective immediately. On March 31, 2012, Daniel A. Carr resigned as Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary of the Corporation, effective immediately. The resignation of Mr. Carr was not a result of any disagreements relating to the Company’s operations, policies or practices.

On March 31, 2012, James D. Beatty, the sole Director of the Corporation, assumed the position of Chairman, President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary of the Corporation, effective immediately.

Placement Agent – Chardan Capital

On May 21, 2012, the Company executed a Private Placement and M&A Advisory Engagement Agreement (the “Engagement Agreement”) with Chardan Capital Markets (“Chardan”) in which Chardan agreed to act as the Company’s exclusive investment banking and financial advisors in connection with one or several potential transactions and/or financings, effective until a subsequent closing or upon thirty (30) day written termination by either party. Pursuant to the terms of the Engagement Agreement, Chardan is entitled to receive compensation in the form of: (1) Merger fees: (a) an introduction fee in an amount equal to 125,000 shares of common stock in the Company, and (b) a M&A fee in an amount equal to four percent (4%) of the aggregate value of a closed transaction, and (2) Financing fees: (a) cash fee in an amount equal to eight percent (8%), and (b) stock purchase warrants (“Warrants”) in an amount equal to eight percent (8%), of the aggregate sales price of the securities sold in the financing, respectively. To date, the 125,000 shares of common stock has not been issued and remains due and payable to the Chardan.

Execution of Letter of Intent – Global Convergence Solutions

On June 15, 2012, our Board of Directors approved the execution of a non-binding Letter of Intent to purchase one hundred (100%) percent of the ownership interest of Global Convergence Solutions (“GCS”), from its shareholders, in share exchange merger transaction.

As a condition of the Letter of Intent, both parties agreed to keep confidential certain terms and conditions of the pending transaction, contingent upon further negotiations and execution of a “Definitive Agreement”, to be executed on or before July 20, 2012, with a subsequent date of closing (the "Closing Date"), to be mutually agreed to by both parties. To date, the parties have not executed a Definitive Agreement and there is no guarantee or assurance that the parties will execute a Definitive Agreement on the date stated hereinabove.

Share Exchange Agreement – Shareholders of Mount Knowledge USA, Inc.

On June 20, 2012, the Company closed on its offer (the “Offering”) to purchase 24,978,806 shares (the “MTK Common Shares”) of common stock, par value $0.0001 per share, of MTK USA (“MTK Common Stock”) from a total of 63 shareholders (collectively, referred to as the “MTK USA Shareholders”) of MTK USA, pursuant to the executed Securities Purchase Agreement (the “Securities Purchase Agreement”), representing the 63 MTK Shareholders as a group, including separate Joinder Agreements (the “Joinder Agreements”), all individually executed with each participating MTK USA Shareholder, and collectively made a part thereof to the executed Securities Purchase Agreement.

In exchange for the MTK Securities, the Company issued 24,978,806 shares (the “Company Common Shares”) of its common stock, par value $0.0001 per share (the “Company Common Stock”), including, for every four shares of MTK Securities sold to the Corporation, the MTK USA Shareholders were issued a warrant to purchase one share of the Corporation’s common stock at an exercise price of $0.50 (the “Company Warrant”), in the aggregate amount of 6,244,702 shares of Company Common Stock, (together with the Company Common Shares and the Company Warrant, the “Company Securities”). The Agreements include representations and warranties and other provisions customary for a transaction of this nature.

In addition, on June 20, 2012 the Company entered into two (2) separate Securities Purchase Agreements with Access Alternative Group S.A. (“Access”) and Jensen International Inc. (“Jensen”), respectively, also shareholders of MTK USA, pursuant to which the Company acquired 45,500,000 and 4,237,640 MTK Common Shares of MTK Common Stock, in the aggregate amount of 49,737,640 shares.

In exchange for the MTK Securities, the Company issued 45,500,000 and 4,237,640 Company Common Shares of Company Common Stock to Access and Jensen, respectively, including, for every four shares of MTK Securities sold to the Corporation, Access and Jensen were issued a Company Warrant to purchase one share of the Corporation’s common stock at an exercise price of $0.50, in the aggregate amount of 12,434,410 shares of Company Common Stock, together the Company Securities. The Agreements include representations and warranties and other provisions customary for a transaction of this nature.

As a result of the all the transactions contemplated by the agreements referenced hereinabove, the Company owns 100% of the outstanding shares of MTK Common Stock, from the prior ownership of approximately 53%.

Execution of Letter of Intent – Forum Mobile

On November 13, 2012, our Board of Directors approved the execution of a non-binding Letter of Intent to purchase one hundred (100%) percent of the ownership interest of Forum Mobile-Israel Ltd. (“FM”), from Forum Mobile Inc., in share exchange merger transaction (the “Forum Group”) transaction.

As a condition of the Letter of Intent, both parties agreed to keep confidential certain terms and conditions of the pending transaction, contingent upon further negotiations and execution of a “Definitive Agreement”, to be executed on or before December 31, 2012, with a subsequent date of closing (the "Closing Date"), to be mutually agreed to by both parties. To date, the parties have not executed a Definitive Agreement and there is no guarantee or assurance that the parties will execute a Definitive Agreement on the date stated hereinabove.

Placement Agent – Chardan Capital - Addendum No. 1

On November 13, 2012, the Company executed Addendum No. 1 (the “Addendum No. 1)” to the Private Placement and M&A Advisory Engagement Agreement (the “Original Engagement Agreement”) executed on or about May 21, 2012 with Chardan Capital Markets (“Chardan”) in which Chardan agreed to act as the Company’s exclusive investment banking and financial advisors in connection with one or several potential transactions and/or financings. The Addendum No. 1 set forth additional language to include the notation of the proposed Forum Group transaction as a defined transaction and/or financing to the Original Engagement Agreement, entitling Chardan to receive the compensation set forth therein, if the Forum Group transaction is consummated.

Forbearance of Promissory Notes – Bridge Financing  - Mount Knowledge Holdings Inc.

On November 30, 2012, Vukota Capital Management Inc. (“Lender”) executed a Forbearance Agreement (the “Forbearance”) with the Company, in which the Lender agreed, that during the period commencing on the date of execution of the Agreement and ending on and including December 31, 2013 (the "Forbearance Period"), Lender would not file suit or take any other action to foreclose on the collateral or file suit or take any other action to enforce its rights under that certain Securities Purchase Agreement dated as of September 14, 2012 (as amended, supplemented or otherwise modified from time to time, including Amendment No. 1 to Securities Purchase Agreement dated on or about November 8, 2011, collectively referred to as the "Securities Purchase Agreement"), and those certain Promissory Notes dated as of September 14, 2012, and on subsequent dates thereafter, (as amended, supplemented or otherwise modified from time to time, the "Promissory Notes,"), all of which were joined to the Securities Purchase Agreement with the effective date of September 14, 2012, by the execution of those certain Joinder Agreements to Securities Purchase Agreement, by each and every Lender, separately (as amended, supplemented or otherwise modified from time to time, the "Joinder Agreements,") and, together with that certain Stock Pledge Agreement dated as of September 14, 2012 (as amended, supplemented or otherwise modified from time to time, the "Stock Pledge Agreements,"), the "Credit Agreements"), (collectively referred to as the “Transaction Documents”). This limited forbearance does not extend to any other default or Events of Default under any other provision of the Transaction Documents or any of the other rights and remedies available to Lender under the Transaction Documents. Upon the earlier of (i) the occurrence of a Forbearance Default and (ii) the expiration of the Forbearance Period, Lender’s agreement to forbear shall automatically be deemed terminated and Lender shall be entitled to immediately and without notice exercise all of its rights and remedies under the Credit Agreements and all Transaction Documents.

Sale of Subsidiaries  - Mount Knowledge Asia Ltd. and Mount Knowledge USA Inc.

On December 28, 2012, the Company sold Mount Knowledge Asia Ltd., (“MKA”), a Hong Kong corporation, and Mount Knowledge USA Inc., a Nevada corporation (“MTKUSA”) to Software Sans Frontiere SA, a Belize corporation, for consideration representing the assumption of all of the liabilities of each subsidiary, respectively. The Company’s management made the decision to sell the LK Subsidiaries due to ongoing losses and failed restructuring efforts as a result of the lack of available financing for China based companies.

Settlement of Outstanding Debt

On December 28, 2012, the Company executed a Separation and Settlement Agreement with Birch First Global Investments Inc., a US Virgin Islands company to settle loans made to the Company in a total amount of Ninety-Two Thousand and Seventy-Six Dollars (USD $92,000.00), in exchange for the transfer of ownership interest and all rights to the intellectual property referred to as “ECO Learning Platform” (English Communications Online), an online modular based course training software technology, including any and all computer program source code, trademarks, logos, documentation and other related materials.

Settlement of Claims of Key Executive of Subsidiary

On January 15, 2013, the Company, Mount Knowledge Asia, Ltd., and Haddow executed a Mutual Indemnification and Release Agreement in which all parties agreed to resolve all claims either Party may have against the other under, including but not limited to, any promises or commitments, verbal or written during the business dealing with each other prior to the date of this Agreement, and otherwise resolve their disputes on an amicable basis.

Stock Issuance for Contracted Services

On March 15, 2013, the Company issued a total of 62,500 shares of restricted common stock of the Company to four (4) separate related parties for services rendered to the Company by Source Capital Group Inc. The fair value of the services received during this period was calculated as the market price ($0.18) at the date of grant and the date service is provided with a total value of $11,250.

Vendor Settlements

On March 15, 2013, we issued a total of 238,654 shares of our common stock at a price of $0.15 per share to a total of three (3) parties (vendors), in exchange for the settlement of a total of $35,795 of outstanding Company obligations.

Definitive Agreement – Forum Mobile

On March 19, 2013, Mount Knowledge Holdings, Inc., (the “Company” or “MKHD”) entered into a Definitive Agreement (the “Definitive Agreement” and “Agreement”), with Forum Mobile Inc., a Delaware company publicly-traded on the US Over-the-Counter (OTC) Stock Exchange (“FRMB”), pursuant to which the MKHD has agreed to purchase, from FRMB, one (100%) of the ownership interest in Forum Mobile Israel (“FM”), in the form of a share exchange (the “Share Exchange”), in consideration for the issuance of shares of MKHD (the “New MKHD Shares”) to FRMB, upon which FM will become a wholly owned subsidiary of MKHD at closing.  The primary terms and conditions of the Agreement are as follows:

At closing, (i) FRMB will assign, transfer, convey and deliver the all of the outstanding shares of FM (the “FM Shares”) to Escrow Agent, and in consideration and exchange therefor MKHD shall (ii) issue and deliver to FRMB, a number of shares of (A) common stock, par value $0.0001 per share of MKHD (the “Common Stock”) equal to four (4) shares of Common Stock of MKHD for every one (1) fully diluted share of Common Stock of MKHD held by the existing stockholders of MKHD immediately prior to the closing, and (B) Series A Preferred Stock, par value $0.0001 per share of MKHD (the “Preferred Stock”) equal to four (4) shares of Preferred Stock of MKHD for every one (1) fully diluted share of Preferred Stock held by the existing stockholders of MKHD immediately prior to the Closing , in such amounts to be determined at closing. Upon closing, FRMB will become the majority owner of MKHD.

The Agreement sets forth certain closing conditions, including, but not limited to: (a) interim financing, and (b) a certain number of shares of MKHD held by the MKHD Controlling Shareholder (“Claw Back Equity”), placed into escrow, subject to certain subsequent financings, and other provisions which will be determined prior to and disclosed upon a closing. There can be no guarantee that these conditions will be met and that the transaction described above will close.

The Agreement contains customary warranties and representation, indemnification and confidentiality provisions, including specific terms (referenced in one or more schedules made a part of the Agreement), which are currently undetermined or deemed confidential, and are therefore not being released or disclosed in this filing

Bridge Financing - Promissory Notes

On May 30, 2013, the Company entered into a joinder agreement to the original Securities Purchase Agreement executed on September 14, 2011, referenced hereinabove, to pursuant to which the Company issued to the Dalen Family Trust, a Canada Trust, a promissory note (the “Note”) in the principal amount of $40,000. The Note matures one year from the Closing Date.

Company Overview

Mount Knowledge Holdings, Inc. is a software development and sales company focused on providing innovative technology solutions to the global marketplace.

Corporate Structure

The Company is a platform company that was established for purpose of acquiring and operating market-leading global technology development companies. The Company currently has no subsidiaries.

Mission and Vision

The Company’s mission is to acquire and operate innovative technology companies and become a global provider of market-leading technologies.

Operations and Revenues

The Company is currently a development stage company and does not current have any operations, and therefore no revenues.

Milestones

Our milestones and objectives over the next 12 months are significantly dependent on various factors which the Company may or may not be in control of, including, but not limited to: (a) obtaining adequate financing to sustain and expand our operations; (b) ability to identify suitable acquisition targets; (c) acquiring synergistic business operations to obtain revenue growth; (d) ability to develop new partnerships and distribution channels; (e) launching new marketing and sales strategies; (h) generating adequate cash flow from the sales of the products and services, once acquired, to sustain its operations.

Our plan of operations for the next twelve months is to complete the objectives described under the heading “Management’s Discussion and Analysis or Plan of Operations”.

Capital & Uses of Proceeds

Capital Needs

To implement our plan of operations, we will need to continue to raise capital in an amount between $500,000 to $2.5 million in equity from restricted stock sales or other acceptable financing options over the remaining 6 months of year-ending 2013 on terms and conditions to be determined. Management may also elect to seek subsequent interim or “bridge” financing in the form of debt as may be necessary.

We anticipate the need to raise additional capital beyond the next 6 months of operations, subject to the successful implementation of our initial milestones over the last 180 days of operations of 2013 and our revenue growth cycle thereafter. At this time, management is unable to determine the specific amounts and terms of such future financings.

Proceeds

We foresee the proceeds from capital raised to be allocated as follows: (a) legal, audit, SEC filings and compliance fees; (b) working capital (general and administrative); (c) financing costs; (d) acquisition research and due diligence; (e) new business development and marketing; and (f) reserve capital for costs of acquisition and market expansion.

Competition

The Company conducts its business in an environment that is highly competitive and unpredictable. Competition may have considerable financial resources at their disposal, which could facilitate their access to the market under more favorable terms than the Company and could allow them faster market penetration.

Due to the Company’s current position (seeking acquisition targets), the Company does not current have any direct competitors at this time, however, this does not necessarily mean competition does not exist in terms of “bidding” for the same acquisitions targets.

Employees

Currently, we have no employees in the Company, except for three (3) advisors which one of them is the sole Officer and Director of the Company. Each of the advisors spends on an average of forty percent (40%) of their available time on Company matters.

Other than engaging and/or retaining independent consultants to assist us in various administrative and marketing related needs, we do not anticipate a significant change in the number of our employees, if any, unless we are able to obtain adequate financing to complete one or more acquisitions. Currently, our officers / directors do not have any employment agreements with us.

Subsidiaries

We currently we do not have any operating subsidiaries.

Intellectual Property

We do not currently own any intellectual property.

Patents, Trademarks, and Copyrights

We do not currently have any filed patents, trademarks or copyrights.

Item 1A. Risk Factors.

This information is not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

This information is not required for smaller reporting companies.

Item 2.      Properties.

Executive Offices

The Company’s mailing address is 228 Park Avenue S. #56101, New York, including a physical office for the Company’s books and records located in Orlando, Florida, provided by an affiliate of the Company free of charge. The Company does not anticipate the need to move their executive offices within the next (12) months, unless the Company completes one or more acquisitions, and requires different office space to accommodate additional staff members. The increased costs of such new executive offices are currently unknown. We do not own any real property.

Item 3.      Legal Proceedings.

We do not know of any material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.      Mine Safety Disclosures.

Not Applicable.

[Intentionally Left Blank]

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Securities

Our common shares are quoted on the Over-The-Counter Pink marketplace under the trading symbol “MKHD”. Our shares have been quoted on the Over-The-Counter Pink marketplace since October 3, 2007. We began to trade our shares of common stock on May 25, 2010 with an open share price of $.50. For the periods ending March, 2011, June 30, 2011, September 30, 2011, and December 31, 2011, we had a per share price high of $0.18 and a low of $0.18, high $0.12 and a low of $0.12, high of $0.12 and a low of $0.12, and high of $0.05 and a low of $0.05, respectively.

Our transfer agent is Island Stock Transfer, of 15500 Roosevelt Boulevard, Suite 301, Clearwater, FL 33760; telephone number 727.289.0010; facsimile: 727.289.0069.

Holders of our Common Stock

As of July 9, 2013, there were approximately 192 shareholders of record.  Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

On January 21, 2010, we issued a series of Stock Purchase Warrant Agreements for the purchase of a certain numbers of shares of the Company’s Common Stock. The Stock Purchase Warrant Agreements were executed in order to arrange for necessary future financings of the Company to execute on its business plan as set forth in the Post Effective Amendment, which was effective as of September 28, 2009. The issuance of the above referenced Warrants was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On August 16, 2010, we issued 1,100,000 shares of restricted common stock for services rendered by a contractor to the Company. The issuance of the above referenced shares was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On January 10, 2011, we issued 11,116,690 shares of restricted common stock to Birch First Advisors, LLC for the purchase of 54.34% controlling ownership interest in Mount Knowledge USA, Inc. The issuance of the above referenced shares was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

During the first quarter of 2011, we issued 241,380 shares of restricted common stock for services rendered by a contractor to the Company. The issuance of the above referenced shares was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On April 8, 2011, we issued 2,280,000 shares of restricted common stock for the purchase of 100% ownership interest of Language Key Asia Ltd and its subsidiaries (1,800,000 shares to the original owners and 480,000 shares to employees) pursuant to the Definitive Agreement executed on December 31, 2010. The issuance of the above referenced shares was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On June 30, 2011, we issued 4,795,694 shares of restricted common stock restricted stock in exchange for 4,795,694 shares of restricted common stock of MTK USA held by Blue Fire Consulting Group Ltd., including a sixty (60) month warrant for the purchase of 1,198,924 shares of restricted stock of the Company at $.50 per share pursuant to a Securities Purchase Agreement entered into on June 30, 2011. The issuance of the above referenced shares was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On June 30, 2011, we issued 1,433,333 shares of restricted common stock in exchange for 1,433,333 shares of restricted common stock of MTK USA held by Uptick 20 S.A., including a sixty (60) month warrant for the purchase of 358,333 shares of restricted stock of the Company at $.50 per share pursuant to a Securities Purchase Agreement entered into on June 30, 2011. The issuance of the above referenced shares was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

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

On June 20, 2012, we issued 24,978,806 shares of common stock of Company to a total of 63 shareholders of MTK USA in exchange for 24,978,806 shares of common stock of MTK USA, pursuant to the one or more Securities Purchase Agreements. In addition, we issued a total of 63 warrants to purchase shares of the Company’s common stock at an exercise price of $0.50, in the aggregate amount of 6,244,702 shares of Company Common Stock. The issuance of the above referenced shares was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On June 20, 2012, we issued 4,237,640 shares of common stock of Company to Jensen International Inc., respectively, in exchange for an aggregate amount of 4,237,640 shares common stock of MTK USA, pursuant to the one or more Securities Purchase Agreements. In addition, we issued a total of one warrant to purchase shares of the Company’s common stock at an exercise price of $0.50, in the aggregate amount of 1,059,410 shares of Company Common Stock. The issuance of the above referenced shares was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On July 5, 2012, we issued a total of 2,500,000 shares of our common stock of the Company, at a price of $0.02 per share to a total of three (3) purchasers for total proceeds of $50,000. The issuance of the above referenced shares was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On August 09, 2012, we completed a private offering of 2,500,000 shares of our common stock at a price of $0.02 per share to a total of two (2) purchasers for total proceeds of $50,000. The issuance of the above referenced shares was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On October 04, 2012, we completed a private offering of 100,000 shares of our common stock at a price of $0.02 per share with one (1) purchaser for total proceeds of $2,000. The issuance of the above referenced shares was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On October 31, 2011, the Company issued a total of 62,500 shares of restricted common stock of the Company to four (4) separate related parties for services rendered to the Company by Source Capital Group Inc. The fair value of the services received during this period was calculated as the market price ($0.06) at the date of grant and the date service is provided with a total value of $3,750.

On December 04, 2012, we completed a private offering of a total of 5,000,000 shares of our common stock at a price of $0.02 per share with one (1) purchaser for total proceeds of $100,000. The issuance of the above referenced shares was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On December 14, 2012, we completed a private offering of a total of 1,000,000 shares of our common stock at a price of $0.02 per share with one (1) purchaser for total proceeds of $20,000. The issuance of the above referenced shares was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On March 1, 2013, we issued a total of 1,000,000 shares of our common stock of the Company, at a price of $0.02 per share, to a total of one (1) purchaser for total proceeds of $20,000. The issuance of the above referenced shares was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On March 15, 2013, the Company issued a total of 62,500 shares of restricted common stock of the Company to four (4) separate related parties for services rendered to the Company by Source Capital Group Inc. The fair value of the services received during this period was calculated as the market price ($0.18) at the date of grant and the date service is provided with a total value of $11,250. The issuance of the above referenced shares was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On March 15, 2013, we issued a total of 238,654 shares of our common stock at a price of $0.15 per share to a total of three (3) parties (vendors), in exchange for the settlement of a total of $35,795 of outstanding Company obligations. The issuance of the above referenced shares was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On June 18, 2013, the Company executed Stock Purchase Agreement (the “Stock Purchase Agreement”) with George Kaufman (the “Investor” or “Holder”) for the sale of 100,000 shares of the Company's Series A preferred stock (the “Preferred Shares”) at a price of $0.20 per share, with rights and preferences as set forth in the Certificate of Designation, Preferences and Rights of Series A Preferred Stock of the Company dated on or above February 3, 2011, filed with the State of Nevada, including, but not limited to, the right to convert held Preferred Shares into common stock of the Company at a ratio of one-to-two (1:2), for total proceeds of $20,000.

The number of shares of Preferred Stock of the Company issued to Investor pursuant to the Agreement is subject to adjustments from time to time as set forth in Section 6(a), Make Whole Shares; Conversion Rate Adjustments, of the Certificate of Designation of Series A Preferred Stock, attached as Exhibit A, of the Stock Purchase Agreement. Notwithstanding anything to the contrary in Section 6(a) therein, if the shares of Preferred Stock held by Holder are converted into shares of common stock of the Company, pursuant to the terms and condition of the Certificate of Designation of Series A Preferred Stock, at the option of the Investor and/or as a result of the closing of a pending transaction with Forum Mobile Inc. (OTC:FRMB) (the “Forum Transaction”), then the Company agrees to further adjust the total number of shares of common stock of the Company issued to Investor in manner which will represent a total of one percent (1%) of the post-merged entity in proposed Forum Transaction.

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

On January 10, 2011, we issued 11,116,690 shares of restricted common stock to Birch First Advisors, LLC for the purchase of 54.34% controlling ownership interest in Mount Knowledge USA, Inc. The issuance of the above referenced shares was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On July 29, 2011, we issued 750,000 shares of restricted common stock (250,000 shares to Birch First Advisors, LLC, an entity controlled by an affiliate of the Company, a total of 250,000 share to Practical Business Advisors, LLC, an entity controlled by Daniel A. Carr, President, Chief Executive Officer and Director of the Company, and a total of 250,000 shares to Simon G. Arnison, Chief Technology Officer, Secretary and Director of the Company) for services rendered by contractors to the Company. The fair value of the services to be received by the Company during the aforementioned period pertaining to the share compensation will be calculated at the market price of the Company’s publicly traded shares on the date of execution of each agreement for a total value of $75,000 based on a per share market price of $0.10. In addition, the Company granted a cashless warrants for the total purchase of 3,600,000 shares of restricted stock of the Company; a total of 1,200,000 shares to Birch First Advisors, LLC, a total of 1,200,000 shares to Practical Business Advisors, LLC, and 1,200,000 shares to Simon G. Arnison, respectively, pursuant to three separate warrant stock purchase agreements entered into on July 31, 2011. The issuance of the above referenced shares was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On November 14, 2011, we issued 25,309,307 shares of restricted common stock of MTK USA to three (3) separate contractors of MTK USA, a total of 100,000 shares to Birch First Advisors, LLC, an entity controlled by an affiliate of the Company, a total of 100,000 share to Practical Business Advisors, LLC, an entity controlled by Daniel A. Carr, President, Chief Executive Officer and Director of the Company, and, a total of 25,109,307 shares to non-related parties for contracted services to MTK USA at a par value of $0.0001 per share. The issuance of the above referenced shares was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On December 30, 2011, we issued 100,000 shares of restricted common stock of the Company to Ucandu Learning Centres Inc. as a payment in full to settle any and all unpaid payments due Ucandu on the date of execution of the Separation and Settlement Agreement. The issuance of the above referenced shares was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On December 30, 2011, we issued 225,000 shares of restricted common stock of the Company to three (3) to three (3) separate contractors of the Company, a total of 75,000 shares to Birch First Advisors, LLC, an entity controlled by an affiliate of the Company, a total of 75,000 shares to Practical Business Advisors, LLC, an entity controlled by Daniel A. Carr, President, Chief Executive Officer and Director of the Company, and a total of 75,000 shares to Simon G. Arnison, an individually and a former officer of the Company as a payment in full to settle any and all unpaid payments due Ucandu on the date of execution of the Separation and Settlement Agreement. The issuance of the above referenced shares was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On June 20, 2012, we issued 45,500,000 shares of common stock of Company to Access Alternative Group S.A., respectively, in exchange for an aggregate amount of 45,500,000 shares common stock of MTK USA, pursuant to the one or more Securities Purchase Agreements. In addition, we issued a total of one warrant to purchase shares of the Company’s common stock at an exercise price of $0.50, in the aggregate amount of 11,375,000 shares of Company Common Stock. The issuance of the above referenced shares was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

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

Company Overview

Mount Knowledge Holdings, Inc. is a software development and sales company focused on providing innovative technology solutions to the global marketplace.

For more details on the Company and its operations, please refer to “History” and “Company Overview” sections in Item 1. Business section, hereinabove in this filing.

Plan of Operations

Over the 12-months of 2013, we must raise capital and complete certain milestones as described below.

Milestones

The Company anticipates identifying and completing one or more acquisitions and/or mergers over the next 6-12 months, beginning in the third quarter of 2013, for the purposes of obtaining operations and revenues.

Requirements and Utilization of Funds

To implement our plan of operations, including some or all of the above described milestones (objectives), we anticipate the need to continue to raise capital (“equity”) in an amount between $500K and $2.5 million in equity from restricted stock sales or other acceptable financing options over the remaining 6 months of 2013 on terms and conditions to be determined. Management may elect to seek subsequent interim or “bridge” financing in the form of debt (corporate loans) as may be necessary.

Proceed

We foresee the proceeds from capital raised to be allocated as follows: (a) legal, audit, SEC filings and compliance fees; (b) working capital (general and administrative); (c) financing costs; (d) acquisition research and due diligence; (e) new business development and marketing; and (f) reserve capital for costs of acquisition and market expansion.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2011, we had $127,958 cash and cash equivalents, including $4,428 in assets held for sale. We had limited operations to date and we did not have any revenues during the twelve-month period ended December 31, 2011. We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed marketing and sales operations.

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

Management believes that we may generate some revenues within the next twelve (12) months, from acquisitions, but that these sales revenues may not satisfy our cash requirements during that period. We have no committed source for funds as of this date. No representation is made that any funds will be available when needed. In the event that funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales, and could fail to satisfy our future cash requirements as a result of these uncertainties.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2011 which are included herein.

Our operating results for the years ended December 31, 2011 and 2010 are summarized as follows:

Revenues

	SUCCESSOR		PREDECESSOR
	COMPANY		COMPANY
	YEAR	ONE DAY	PERIOD FROM
	ENDED	PERIOD ENDED	JANUARY 1, 2010
	DECEMBER 31	DECEMBER 31,	TO DECEMBER 30,
	2011	2010	2010

Sales revenue	$ -	$ -	$ -
Total Operating Expenses	2,272,895	-	-
Interest Expense	28,885	-	-

Net Income (Loss) From Continuing Operations	(2,301,780)	-	-

Income (Loss) from Discontinued Operations, Net of Tax	(1,070,684)	-	(101,933)

Net Income (Loss)	$ (3,372,464)	-	$ (101,933)

We had marginal revenues to date, and do not anticipate increasing earning revenues in the immediate future.

Expenses

Our expenses for the years ended December 31, 2011 and 2010 are outlined in the table below. All expenses for predecessor entity are included in income (loss) from discontinued operations.

	SUCCESSOR		PREDECESSOR
	COMPANY		COMPANY
	YEAR	ONE DAY	PERIOD FROM
	ENDED	PERIOD ENDED	JANUARY 1, 2010
	DECEMBER 31	DECEMBER 31,	TO DECEMBER 30,
	2011	2010	2010

General and Administrative Expenses	$ 2,269,903	$ -	$ -
Loss on Disposal of Subsidiary	2,992	-	-

General and Administrative

The increase in our general and administrative expenses for the year ended December 31, 2011 compared to December 31, 2010 was primarily due to an increase in general operating expenses from acquisitions. For the purposes of this disclosure, general and administrative fees include the Company’s professional fees.

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization. Legal expenses will be ongoing during fiscal 2012 and 2013, respectively, as we are subject to the reporting obligations of the Securities Exchange Act of 1934, as amended.

Liquidity and Capital Resources

Working Capital

	Successor		Percentage
	December 31,	December 31,	Increase /
	2011	2010	Decrease

Current Assets	$275,613	$1,223,503	77.5%
Current Liabilities	$1,287,176	$1,545,944	16.7%
Working Capital	$(1,011,563)	$(322,441)	213.7%

Cash Flows

			Predecessor
	Successor Company		Company	Percentage
		One Day	Period from
	Year	Period	January 1,
	Ended	Ended	2010 to
	December	December	December	Increase /
	31, 2011	31, 2010	30, 2010	Decrease

Cash Flows from Operating Activities	$(1,250,478)	$-	$(69,022)	1,711.71%
Cash Flows from Investing Activities	$(49,772)	$-	$(58,881)	15.47%
Cash Flows from Financing Activities	$1,129,328	$-	$155,286	627.26%
Net change in cash and cash equivalents	$(160,914)	$-	$38,523	517.71%

We anticipate that we will incur approximately $250,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used in Operating Activities

We used net cash in operating activities in the amount of $1,250,478 during the year ended December 31, 2011 and $69,022 during the year ended December 31, 2010. Cash used in operating activities was funded by cash from financing activities.

Cash Used in Investing Activities

We used net cash in investing activities in the amount of $49,772 during the year ended December 31, 2011 and $58,881 was used or provided in investing activities during the years ended December 31, 2010.

Cash Provided by Financing Activities

We generated $1,129,328 net cash from financing activities during the year ended December 31, 2011 compared to net cash from financing activities in the amount of $155,286 during the year ended December 31, 2010. Cash generated by financing activities during 2011 is attributable mainly to capital stock sales, issued notes, and related party borrowings of $1,129,328.

Disclosure of Outstanding Share Data

As of December 31, 2011, we had 112,113,133 shares of common stock issued and outstanding.

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

As of December 31, 2011, we had accumulated losses of $7,349,728 since inception and a working capital deficit of $1,011,563. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended December 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

[Intentionally Left Blank]

Item 8.	Financial Statements and Supplementary Data.

MOUNT KNOWLEDGE HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mount Knowledge Holdings, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Mount Knowledge Holdings, Inc. and its Subsidiaries (the “Successor Company” or the “Company”) as of December 31, 2011 and December 31, 2010, and the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows for the year ended December 31, 2011 and for the one day period from December 30, 2010 to December 31, 2010 for the Successor Company, and the accompanying consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows of Language Key Asia Ltd. And its Subsidiaries (the “Predecessor Company” or the “Company) for the period from January 1, 2010 through December 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements of the Company present fairly, in all material respects, the consolidated financial position of the Successor Company as of December 31, 2011 and December 31, 2010, and the consolidated results of their operations and their cash flows for the year ended December 31, 2011 and for the one day period from December 30, 2010 to December 31, 2010, and the consolidated results of the Predecessor Company’s operations and their cash flows for the period from January 1, 2010 through December 30, 2010 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Successor Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

July 25, 2013

MOUNT KNOWLEDGE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Stated in US dollars)

	DECEMBER 31, 2011	DECEMBER 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$ 123,530	$ 42,783
Prepaid expenses and other assets	10,000	-
Due from related parties	-	41,573
Assets held for sale	142,083	1,139,147
Total Current Assets	275,613	1,223,503

Investment in non-consolidated subsidiary	490	490
TOTAL ASSETS	$ 276,103	$ 1,223,993

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$ 176,791	$ 100,611
Liabilities for assumption	280,525	492,179
Other payables	51,960	66,960
Due to related parties	177,900	16,840
Notes payable	600,000	869,354
Total Current Liabilities	1,287,176	1,545,944
Total Liabilities	1,287,176	1,545,944

Stockholders' Deficit
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, 50,000,000 shares, designated as Series A convertible preferred stock, $0.0001 par value, 8,888,888 issued and outstanding at December 31, 2011 and December 31, 2010	889	889
Common stock, $0.0001 par value, 200,000,000 shares authorized, 112,113,133 and 99,600,226 issued and outstanding at December 31, 2011 and December 31, 2010	11,211	9,960
Additional paid-in capital	5,580,041	3,564,477
Accumulated other comprehensive income (loss)	(18,621)	353
Retained deficit	(7,349,728)	(3,763,628)
Total Stockholders’ Deficit for Mount Knowledge Holdings, Inc.	(1,776,208)	(187,949)
Non-controlling interest	765,135	(134,002)
Total Stockholders' Deficit	(1,011,073)	(321,951)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 276,103	$ 1,223,993

The accompanying notes are an integral part of these consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Stated in US dollars)

	SUCCESSOR COMPANY	SUCCESSOR COMPANY	PREDECESSOR COMPANY
	YEAR ENDED DECEMBER 31, 2011	ONE DAY PERIOD ENDED DECEMBER 31, 2010	PERIOD FROM JANUARY 1, 2010 TO DECEMBER 30, 2010
Sales revenue	$ -	-	$ -
Cost of goods sold	-	-	-
Gross profit	-	-	-
Operating expenses
General and administrative expenses	2,269,903	-	-
Loss on disposal of subsidiary	2,992	-	-
Total operating expenses	2,272,895	-	-
Loss from operations	(2,272,895)	-	-
Other income	-	-	-
Interest expense	(28,885)	-	-
Income from continuing operations before income taxes	(2,301,780)	-	-
Income taxes	-	-	-
Net loss from continuing operations	(2,301,780)	-	-
Discontinued operations:
Loss from discontinuing operations before income taxes	(1,070,684)	-	(66,031)
Income taxes	-	-	(35,902)
Loss from discontinued operations, net of taxes	(1,070,684)	-	(101,933)
Net Loss	(3,372,464)	-	(101,933)
Less: Net loss attributable to non-controlling interest	(422,708)	-	-
Net Loss Attributable to Common Shareholders	$ (2,949,756)	-	$ (101,933)
Comprehensive Income (Loss)
Net Loss	$ (3,372,464)	-	$ (101,933)
Foreign currency translation adjustments	(13,974)	-	9,553
Comprehensive Loss	(3,386,438)	-	(92,380)
Comprehensive loss attributable to non-controlling interest	(422,708)	-	-
Comprehensive loss attributable to common shareholders	$ (2,963,730)	-	$ (92,380)
Weighted Average Number of Common Shares Outstanding- Basic and Diluted	104,799,928	86,633,536	N/A
Net Loss from Continuing Operations per Common Share - Basic and Diluted	$ (0.02)	$ 0.00	N/A
Net Loss from Discontinued Operations per Common Share - Basic and Diluted	$ (0.01)	$ 0.00	N/A
Net Loss per Common Share - Basic and Diluted	$ (0.03)	$ 0.00	N/A

The accompanying notes are an integral part of these consolidated financial statements

MOUNT KNOWLEDGE HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Stated in US dollars)

	Successor Company			Predecessor Company
	Preferred Stock	Common Stock		Ordinary A Shares
	Shares	Par	Shares	Par	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Subscription Receivable	Retained Earnings (Deficit)	Non-Controlling Interest	Total Deficit
Predecessor Company
Balances at December 31, 2009	-	$ -	-	$ -	301,282	$ 301,282	$ -	$ 36,377	$ (100,000)	$ (118,039)	$ -	$ 119,620
Net income for the period	-	-	-	-	-	-	-	-		(101,933)	-	(101,933)
Shares issued for consulting	-	-	-	-	24,428	24,428	-	-		-	-	24,428
Foreign currency translation adjustment	-	-	-	-	-	-	-	9,553		-	-	9,553

Balances at December 31, 2010	-	$ -	-	$ -	325,710	$ 325,710	$ -	$ 45,930	$ (100,000)	$ (219,972)	$ -	$ 51,668

Successor Company
Balances at December 30, 2010	-	$ -	86,633,536	$ 8,663	-	$ -	$ 940,841	$ 353		$ (1,190,694)	$ -	$ (240,837)
December 31, 2010 – recapitalization of stock issued in share exchange with Mount Knowledge USA, Inc.	8,888,888	889	11,166,690	1,117	-	-	2,263,816	-		(2,572,934)	(134,002)	(441,114)
December 31, 2010 – stock issued for acquisition of Language Key Asia Ltd.	-	-	1,800,000	180	-	-	359,820	-	-	-	-	360,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-
Balances at December 30, 2010	8,888,888	889	99,600,226	9,960	-	-	3,564,477	353		(3,763,628)	(134,002)	(321,951)
Reorganization	-	-	-	-	-	-	701,148	(5,000)		(636,344)	(59,804)	-

Balances at December 31, 2010 (Restated)	8,888,888	889.00	99,600,226	9,960	-	-	4,265,625	(4,647)		(4,399,972)	(193,806)	(321,951)

Stock issued for consulting fee	-	-	5,803,880	580	-	-	957,446.00	-	-	-	-	958,026

Stock-based compensation	-	-	480,000.00	48.00	-	-	95,952.00	-	-	-	-	96,000

Stock and warrants issued in exchange for shares of MtK USA	-	-	6,229,027.00	623.00	-	-	261,018.00	-	-	-	(261,641)	-

Stock issued by subsidiary:
For Cash	-	-	-	-	-	-	-	-	-	-	552,165	552,165
For Debt	-	-	-	-	-	-	-	-	-	-	1,014,354	1,014,354
For Services	-	-	-	-	-	-	-	-	-	-	76,771	76,771

Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	(13,974)	-	-	-	(13,974)

Net loss	-	-	-	-	-	-	-	-	(2,949,756)	(2,949,756)	(422,708)	(3,372,464)

Balances at December 31, 2011	8,888,888	$ 889	112,113,133	$ 11,211	-	$ -	$ 5,580,041	$ (18,621)	$ (7,349,728)	$ (1,776,208)	$ 765,135	$ (1,011,073)
The accompanying notes are an integral part of these consolidated financial statements

MOUNT KNOWLEDGE HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US dollars)

SUCCESSOR COMPANY			PREDECESSOR COMPANY
YEAR ENDED DECEMBER 31, 2011	ONE DAY PERIOD ENDED DECEMBER 31, 2010		PERIOD ENDED JANUARY 1, 2010 TO DECEMBER 30, 2010

Cash Flows from Operating Activities:
Net loss	$(3,372,464)	$-	$(101,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9,281	-	7,862
Loss on goodwill impairment	375,292	-	-
Shares issued for consulting service provided	1,034,797	-	24,428
Stock-based compensation	96,000	-	-
Loss from disposal of subsidiary	2992	-	-
Changes in operating assets and liabilities:			-
Accounts receivable	180,740	-	(41,772)
Unbilled revenue	31,686	-	(107,385)
Other receivables	(123,903)	-	(464)
Prepaid expenses and other assets	2,741	-	(2,751)
Other assets	(10,000)	-	(11,838)
Accounts payable and accrued liabilities	316,180	-	(23,301)
Deferred revenue	(50,568)	-	(20,780)
Taxes payable	(24,178)	-	(23,418
Other payable	79,293	-	(101,902)
Wages payable	-	-	(36,990)
Due to/from related parties	201,633	-	-
Net cash used in operating activities	(1,250,478)	-	(69,022)

Cash Flows from Investing Activities:
Purchase of property and equipment	(6,171)	-	(21,731)
Advances/loans to related parties	-	-	(37,150)
Net proceeds from disposal of subsidiaries	(43,601)		-
Net cash used in investing activities	(49,772)	-	(58,881)

Cash Flows from Financing Activities:
Repayment of note payable	(45,000)	-	-
Proceeds from related parties	72,163	-	155,286
Proceeds from share issuance to non-controlling shareholders	552,165	-	-
Borrowing from note payable	550,000	-	-
Net cash provided by financing activities	1,129,328	-	155,286

Effect of exchange rate changes on cash	10,008	-	11,140

Net change in cash and cash equivalents	(160,914)	-	38,523

Cash and cash equivalents at beginning of period	288,872	-	207,566
Less: Cash and cash equivalents at end of period included in assets held for sale	(4,428)		-

Cash and cash equivalents at end of period	$123,530	$-	$246,089

Supplemental disclosure of cash flow information:

Interest expense paid	$-	$-	$-
Income taxes paid	-	-	14,617

Non-cash Investing and Financing Activities:

Common stock of subsidiary issued for settlement of notes payable	$774,354	$-	$-
Promissory note issued to settle other payable	$-	$65,776	$-

The accompanying notes are an integral part of these consolidated financial statements

MOUNT KNOWLEDGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Mount Knowledge Holdings, Inc. (“MKHD”, or the “Company”, or “Successor Company”) was incorporated as Auror Capital Corp. under the laws of the State of Nevada on March 16, 2006. On January 25, 2010, the Company filed an amendment and restatement to the Articles of Incorporation of the Company with the State of Nevada, which were approved by the Board of Directors on October 20, 2009 by written consent in lieu of a special meeting in accordance with the Nevada corporation law, changing its name to Mount Knowledge Holdings, Inc. and increasing the number of authorized common and preferred shares.

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

At December 31, 2011, the corporate structure of the Company, after the sale and disposition of certain operating subsidiaries during the fourth quarter of 2011, consisted of the following:

(a) 100% ownership interest of Mount Knowledge Asia Ltd., Hong Kong (“MKA”); and

(i) 100% ownership interest of The Language Key Training Ltd., Hong Kong (“LKTR”).

(b) 60.62% ownership interest of MTK USA.

On December 30, 2011, the Company disposed its 49.00% ownership interest in Mount Knowledge Technologies Inc., a Canadian corporation (“MTK TECH”), pursuant to a Separation and Settlement Agreement dated December 30, 2011 between the Company and Ucandu Learning Centres Inc. and Mr. Erwin Sniedzins, the Company’s former Chairman.

On October 24, 2011, MKA sold 100% ownership interest of Language Key Asia Ltd., Hong Kong (“LKA”) and all of its subsidiaries, except for LKTR. Prior to the sale on October 24, 2011, the corporate structure of LKA consisted of the following:

(a) 100% ownership interest of Mount Knowledge Asia Ltd., Hong Kong (“MKA”);

(i)

100% ownership interest of LKA;

(1)

100% ownership interest of Language Key Corporate Training Solutions Ltd., Hong Kong (“LKCTS”);

(a)

100% ownership interest of LKTR; and

(b)

100% ownership interest of Language Key China Ltd., China WOFE (“LKCH”)

(2)

100% ownership interest of LKPUB.

(b) 66.47% ownership interest of MTK USA

(c) 49.00% ownership interest of MTK TECH

Basis of Presentation

On December 31, 2010, the Company changed its fiscal year end from October 31 to December 31.

The consolidated financial statements as of and for the year ended December 31, 2011 reflect all adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.

The accompanying consolidated financial statements have been prepared in accordance with U.S, generally accepted accounting principles (“US GAAP”). The Company’s functional currency is US dollar. The LK Group’s functional currencies are the Chinese Renminbi (“RMB¥”) and Hong Kong dollar (“HKD$”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD$”).

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

Assets Held for Sale

The Company considers assets to be assets held for sale when all of the following criteria are met:

•

management commits to a plan to sell the assets;

•

it is unlikely that the disposal plan will be significantly modified or discontinued;

•

the assets are available for immediate sale in their present condition;

•

actions required to complete the sale of the property have been initiated;

•

sale of the property is probable and the completed sale is expected to occur within one year; and

•

the assets are actively being marketed for sale at a price that is reasonable given its current market value.

Upon designation as an asset held for sale, the Company records the carrying value of each disposal group at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and we cease depreciation.

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

Basic and Diluted Loss per Share

In accordance with the Accounting Standards Codification (ASC) subtopic 260-10 (formerly SFAS No. 128 “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2011 and 2010, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2011	6.3654	6.4725
Year ended December 31, 2010	6.6120	6.7595

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2011	7.8000	7.8000
Year ended December 31, 2010	7.8000	7.8000

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

Reclassifications

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the presentation of the current period for the comparative purposes. As a result of the sale of Language Key Asia Ltd. on October 24, 2011, all prior operating income and expense related to those entities have been reclassified as discontinued operations.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net loss of $3,372,464 for the year ended December 31, 2011. In addition, the Company had a working capital deficit of $1,011,563 and accumulated deficit of 7,349,728 as of December 31, 2011. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 3 – ACQUISITIONS

(a)

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

(b)

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

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

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

NOTE 5 – NOTES PAYABLE

(a) During the second half of the year ended December 31, 2011, the Company entered into one (1) securities purchase agreement (the “Securities Purchase Agreement”) with one party, and seven (7) separate joinder agreements adjoining each other party to the original Securities Purchase Agreement (collectively, referred to as the “Lenders”), pursuant to which the Company issued a total of eight (8) separate promissory notes in principal amounts totalling $450,000. The notes mature one year from the closing date and accrue interest at a rate of 15% per annum on the unpaid and unconverted principal amount and such interest is payable on the maturity date. Amounts outstanding under the notes are convertible, in whole or in part, into shares of the Company’s common stock at the option of the holder thereof at any time and from time to time, at a conversion price of $0.15 per share.  Subject to certain exceptions, payments due under the notes rank senior to all other indebtedness of the Company and its subsidiaries.

Under the terms of the purchase agreement, the holder of the notes is entitled to certain “piggy back” registration rights if at any time after the closing date the Company proposes to file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), with respect to an offering of its equity securities or securities or other obligations exercisable, exchangeable for, or convertible into its equity securities.

Subsequent to December 31, 2011, on January 11, 2012, the Company executed a subsequent joinder agreement with one of the prior Lenders, in which the Company issued a promissory note in the principal amount of $100,000, bearing interest at a rate of 15% per annum.

On November 30, 2012, the parties executed a forbearance agreement to forbear any legal action on the existing default of the promissory notes until December 31, 2013. The Company expects the repayment or conversion of the notes on or before the expiration of the forbearance period.

(b) In August 2011, a subsidiary of Language Key Asia Ltd. (“LKA”) in China had a loan payable of $55,000 to a non-related party of the Company. The China subsidiary received the funds from that company for operational cash flow purposes. The loan payable is no longer a contingent liability of the Company, pursuant to the sale of LKA on October 24, 2011.

(c) During 2010, the Company received loans totalling $869,354 from third parties. On December 31, 2010, these advances were converted to notes payable, which are unsecured, bear interest at 5% per annum beginning December 31, 2010 and mature in 2012. In March 2011, $719,354 of these advances was converted into 4,795,694 common shares of MTK USA with a total remaining balance of $150,000 in Notes Payable. As of December 31, 2011, the remaining notes payables balance in MTK USA was $150,000. On June 18, 2012, the remaining $150,000 in Notes Payable was converted into 4,237,640 common shares of MTK USA.

(d) On December 31, 2010, LKA executed a promissory note in the principal amount of $65,776 in favor of Foxglove International Enterprises Ltd. (“Foxglove”) in satisfaction of certain royalty payments owed by LKTR to Foxglove for fiscal years 2008 and 2009.

This note bears no interest, and is to be repaid in 12 monthly installments. As of September 30, 2011, the balance of the promissory note was $34,648. The note payable is no longer a liability of the Company pursuant to the sale of LKA on October 24, 2011.

NOTE 6 - RELATED PARTY TRANSACTIONS

Related party transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

During 2011 and 2010, the related parties consisted of the following:

(1) The Language Key China Ltd. Guangzhou (“LKGZ”), branch office of LKA’s China subsidiary that was incorporated in December 2010 but whose bank accounts were opened in January 2011;

(2) Mr. Jeff Tennenbaum, former CFO of LKA;

(3) Birch First Advisors, LLC, an affiliate and consultant to the Company;

(4) Birch First Global Investments, Inc., an affiliate to the Company;

(5) Practical Business Advisors, LLC, a company controlled by Daniel A. Carr, the Company’s former President, CEO, Treasurer, and Director;

(6) The Language Key China Ltd. Shanghai.

(7) The Language Key Asia Ltd.

(8) The Language Key Publishing Ltd.

Due from related parties consists of the following:

	December 31
	2011	2010
The Language Key China Ltd. Shanghai	67,619	-
The Language Key Asia Ltd.	4,676	-
The Language Key Publishing Ltd.	1,340	-
The Language Key China Ltd. Guangzhou	11,816	36,915
Birch First Advisors, LLC	-	41,573
Less: Due From Related Parties Included In Assets Held For Sale	(85,451)	(36,915)
Total Due From Related Parties	-	41,573

At December 31, 2010, the amounts Due from Related Parties included funds due from LKCH’s Guangzhou branch, which, while it was incorporated in December 2010, did not have opened bank accounts until January 2011. The amounts due from the Guangzhou branch are eliminated in LKCH, and therefore within LKA’s consolidated financial statements. The balance for due from related parties was from Language Key Training Ltd. and is included in assets held for sale.

At December 31, 2010, Birch First Advisors, LLC, controlled by a shareholder of Mount Knowledge USA, Inc., providing management and advisory services held prepaid expenses from the Company in the amount of $41,573. These expense advances are non-interest bearing and are settled through issuance of shares of 75,000 on December 30, 2011.

Due to related party consists of the following:

	December 31
	2011	2010
Practical Business Advisors, LLC	1,000	16,840

Mr. Jeff Tennenbaum	6,526	8,697
Birch First Global Investments, Inc.	176,900	-
Less: Due To Related Parties Included In Liabilities Held For Sale	(6,526)	(8,697)
Total Due To Related Parties	177,900	16,840

As at December 31, 2011, the payable to Birch First Global Investments, Inc. totaled $176,900. This represented a payable for loans to the Company provided by an affiliate of the Company. And the due to Practical Business Advisors, LLC represents a cash advance from the related party for the amount of $1,000.

Accounts payable to Practical Business Advisors, LLC totalling $1,000 and $16,840 as of December 31, 2011 and 2010, respectively. These represented payables for services provided by an entity controlled by the Company’s president.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized Shares

As of December 31, 2011 and December 31, 2010, the Company’s authorized shares consisted of the following:

100,000,000 preferred shares with 50,000,000 designated as Series A convertible, par value $0.0001
200,000,000 common shares, par value $0.0001

Common Stock – Mount Knowledge Holdings Inc.

(a) On December 30, 2011, the Company entered into a separation and settlement agreement with four related parties who had previously entered into independent contractor agreements for services. The Company issued a total of 325,000 shares of restricted common stock to these parties as settlement of $204,000 owing for services. The related warrant purchase agreements for a total share of 3,600,000 that had been in effect were extinguished and cancelled.

(b) On October 31, 2011, the Company issued a total of 62,500 shares of restricted common stock of the Company to four separate related parties for services rendered to the Company by Source Capital Group Inc. The fair value of the services received during this period was calculated as the market price ($0.06) at the date of grant and the date service is provided with a total value of $3,750.

(c) On September 12, 2011, the Company issued a total of 4,400,000 shares of restricted common stock for services rendered by a contractor to the Company pursuant to the executed consulting agreement dated August 11, 2010. The fair market value of the services received during this period was calculated as the market price at the date of completion for a total value of $616,000 ($0.14 per share).

(d) On September 12, 2011, the Company issued a total of 25,000 shares of restricted common stock for services rendered by a contractor to the Company pursuant to an executed consulting agreement. The fair value of the services received during this period was calculated as the market price at the date of grant and the date service is provided with a total value of $3,500.

(e) On July 29, 2011, the Company issued a total of 750,000 shares of restricted common stock of the Company to three separate contractors of the Company, a total of 250,000 shares to Birch First Advisors, LLC, an entity controlled by an affiliate of the Company, a total of 250,000 share to Practical Business Advisors, LLC, an entity controlled by Daniel A. Carr, President, the former Chief Executive Officer and Director of the Company, and a total of 250,000 shares to Simon G. Arnison, the former Chief Technology Officer, Secretary and Director of the Company, pursuant to three separate independent contractors agreements entered into on July 31, 2011. The fair value of the services to be received by the Company during the aforementioned period pertaining to the share compensation was calculated at the market price of the Company’s publicly traded shares on the date of execution of each agreement, for a total value of $67,500, based on a per share market price of $0.09.

(f) On June 30, 2011, the Company exchanged 4,795,694 shares of restricted common stock of the Company for 4,795,694 shares of restricted common stock of MTK USA held by Blue Fire Consulting Group Ltd., including a sixty month warrant for the purchase of 1,198,924 shares of restricted stock of the Company at $.50 per share pursuant to a Securities Purchase Agreement entered into on June 30, 2011.

(g) On June 30, 2011, the Company exchanged 1,433,333 shares of restricted common stock of the Company for 1,433,333 shares of restricted common stock of MTK USA held by Uptick 20 S.A., including a sixty month warrant for the purchase of 358,333 shares of restricted stock of the Company at $.50 per share pursuant to a Securities Purchase Agreement entered into on June 30, 2011.

(h) During the first quarter of 2011, the Company issued a total of 241,380 shares of restricted common stock for services rendered by a contractor to the Company pursuant to an executed consulting agreement. The fair value of the services received during this period was calculated as the market price at the date of grant and the date service is provided with a total value of $63,276.

 (i) On December 31, 2010, the Company agreed to issue to LKA and/or its assigns during 2011 a total of 480,000 shares of the common stock of the Company, subject to a 12 month sale restriction from the date of issuance, for the purpose of providing certain employee stock incentives (signing bonus) for key management personnel of LKA. The grant date fair value in March 2011 was $96,000. The fair value was determined based on the quoted price of the Company’s stock on the grant date.

(j) On December 31, 2010, the Company acquired a 54.34% interest in Mount Knowledge USA, Inc by entering into a share exchange agreement pursuant to which the Company acquired 8,888,888 shares of series A convertible preferred stock of Mount Knowledge USA, Inc. and 11,166,690 shares of common stock of Mount Knowledge USA, Inc. In exchange for the Mount Knowledge USA securities, the Company issued 8,888,888 shares of its series A convertible preferred stock and 11,166,690 shares of its common stock.

(k) On December 31, 2010, the Company acquired 325,710 of the ordinary shares (100%) of Language Key Asia Ltd. (“LKA”), a company incorporated in Hong Kong on October 13, 2010. Consideration comprised 1,800,000 shares of common stock of the Company.

Common Stock – Mount Knowledge USA Inc.

Year ended December 31, 2011

(a) On November 14, 2011, MTK USA issued the following shares of its common stock:

(i) 12,500,000 shares to Access Alternative Group S.A as settlement of outstanding compensation for services rendered, recorded at fair value of $240,000;

(ii) 11,137,640 shares to Access Alternative Group S.A. as settlement of a loan for $55,000; and

(iii) 2,541,667 shares to seven separate contractors of MTK USA, of which 100,000 shares were issued to Birch First Advisors, LLC, an entity controlled by an affiliate of the Company, 100,000 shares were issued to Practical Business Advisors, LLC, an entity controlled by Daniel A. Carr, former President, Chief Executive Officer and Director of the Company, and the balance of 2,541,667 shares to non-related parties for contracted services to MTK USA. These shares were recorded at fair value of $31,771,

(b) During the three months ended June 30, 2011, MTK USA issued the following shares of its common stock:

(i) 1,069,999 shares at a value of $0.15 per share to four individual investors for cash proceeds of $160,500; and

(ii) 300,000 shares, at a value of $0.15 per share to three independent contractors for services rendered totalling $45,000.

(c) During the three months ended March 31, 2011, MTK USA issued the following shares of its common stock:

(i)  2,611,667 shares, at a value of $0.15 per share to nine individual investors for cash proceeds of $391,750; and

(ii) MTK USA converted $719,354 of note payable owed to Blue Fire Consulting Group into 4,795,694 common shares of MTK USA.

All shares issued were recorded by the Company as an addition to non-controlling interest.

Share Purchase Warrants

Year ended December 31, 2011

During 2011 the Company granted the following warrants to purchase common stock of the Company:

(a) On July 29, 2011, the Company granted a cashless warrants for the total purchase of 3,600,000 shares of restricted stock of the Company with an exercise price of $0.20; a total of 1,200,000 shares to Birch First Advisors, LLC, a total of 1,200,000 shares to Practical Business Advisors, LLC, and 1,200,000 shares to Simon G. Arnison, respectively, pursuant to three separate warrant stock purchase agreements entered into on July 31, 2011. The terms of each warrant agreement is based on a vesting period of three years, with 400,000 shares exercisable each year provided that each respective contractor, separately, is still engaged with the Company. The shares granted in each warrant were subject to a vesting and distribution schedule on a pro-rata basis, in the event of early termination by either Contractor or Company. Subsequently, the warrants granted by the Company were cancelled (unvested) as of December 30, 2011, pursuant to terms and conditions of three (3) separation and settlement agreements between the Company and each of the parties represented herein above. No expenses related to these warrants were recorded for the year ended December 31, 2011.

(b) On June 30, 2011, a total of 1,577,257 warrants with an exercise price of $0.50 per share were issued by the Company pursuant to 2 separately executed Securities Purchase Agreements entered into on June 30, 2011 (1,198,924 and 358,333 shares respectively).

Year Ended December 31, 2010

On January 21, 2010, the Company issued warrants for the purchase of 8,888,888 shares of common stock of the Company at $0.0001 per share to a company controlled by the Company’s founder and present Chairman and director for the acquisition of a software license agreement. The warrants vest two years from the date of grant and expire on January 12, 2013. The fair value of the warrants was determined to be zero as the companies are under common control and there was not cost basis in the software license agreement that was transferred. In December 2010, the software license agreement and the 8,888,888 common stock warrants were cancelled.

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

A summary of the common stock warrant activity for the years ended December 31, 2011 and 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2009	-	$-
Granted January 21, 2010	8,888,888	0.0001
Granted January 21, 2010	12,000,000	0.15
Granted January 21, 2010	12,000,000	0.20
Cancelled December 2010	(8,888,888)	0.0001
Balance at December 31, 2010	24,000,000	0.18

Granted June 30, 2011	1,198,924	0.50
Granted June 30, 2011	358,333	0.50
Granted July 29, 2011	3,600,000	0.20
Cancelled December 30, 2011	(3,600,000)	(0.20)
	25,557,257	$0.19

The range of exercise prices and the weighted average remaining life of the warrants outstanding at December 31, 2011 were $0.15 to $0.50 and 1.27 years, respectively. The Company evaluated its warrants under ASC 815 for consideration of derivative treatment and determined they do not qualify to be accounted for as derivatives.

NOTE 8 – GOODWILL

The carrying value of Goodwill as of December 31, 2010 is $375,292, which is included in “assets held for sale” balance (see Note 9). This amount represents the excess of the purchase price of acquisition of Language Key Asia Ltd. over the fair value of the identifiable assets acquired and liabilities assumed. The Company evaluates its goodwill for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value.

During the fourth quarter in 2011, the Company sold Language Key Asia Ltd. (“LKA”) and all of its subsidiaries (the “LK Subsidiaries”), except for The Language Key Training Ltd. (“LKTR”) to Software Sans Frontiere SA, a Belize corporation, for consideration representing the assumption of all of the liabilities of LKA and all of the LK Subsidiaries.  The Company’s management made the decision to sell LKA and the LK Subsidiaries due to ongoing losses and failed restructuring efforts as a result of the lack of available financing for Hong Kong and China based educational companies.

In connection with the sale, management also considered the possible impairment related to goodwill related to Language Key Asia Ltd. Because quoted market prices for the Company’s reporting units are not available, management applied judgment in determining the estimated fair value of these reporting units for purposes of performing the goodwill impairment test. Management used all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets. Based on management’s analysis, the Company concluded that a non-cash impairment of the entire amount of recorded goodwill for the Language Key Asia Ltd. was required. This impairment loss of $375,292 was included in “Discontinued operations” for the year ended December 31, 2011.

NOTE 9 – DISCONTINUED OPERATIONS

a) Disposal of HongKong Holding Company and Its Subsidiaries

On October 24, 2011, Mount Knowledge Asia sold Language Key Asia (“LKA”) and all of its subsidiaries (the “LK Subsidiaries”), except for The Language Key Training Ltd. (“LKTR”) to Software Sans Frontiere SA, a Belize corporation, for consideration representing the assumption of all of the liabilities of the LK Subsidiaries. Their historical operating results were reported as part of “discontinued operations” for all periods presented in the accompanying consolidated statement of operations. The net loss on disposal of subsidiaries was $2,992, which was reported as part of “discontinued operations” for the year ended December 31, 2011. At December 31, 2010, the assets and liabilities of LKA were reclassified as “assets and liabilities held for sale”.

b) Subsidiary to Be Sold

In February 2012, the Company sold Language Key Training Ltd., its Hong Kong subsidiary (“LKTR”) for a nominal cash consideration. At December 31, 2011, the assets and liabilities of LKTR were classified as “assets and liabilities held for sale” at the lower of their carrying value or fair value less cost to sell as they met criteria of held for sale. There have been no impairments related to LKTR.

The carrying amounts of the major classes of assets and liabilities held for sale related to LKA and LKTR are as follows:

	December 31, 2011	December 31, 2010

Cash and equivalents	$ 4,428	$ 246,089
Accounts and other receivables	2,426	199,287
Unbilled revenue	12,757	188,785
Corporate tax recoverable	10,273	10,295
Other receivables	-	12,433
Prepaid expenses	-	2,747
Due from related parties	85,451	36,915
Property and equipment	13,113	37,019
Other assets	13,635	30,258
Goodwill	-	375,292
Total assets held for sale	$ 142,083	$ 1,139,120

	December 31, 2011	December 31, 2010

Accrued liabilities	$ 33,307	$ 32,910
Tax payable	-	60,997
Deferred revenue	-	203,970
Other payables	240,692	41,361
Due to related parties	6,526	8,697
Note payable	-	65,776
Wage payable	-	78,468
Total liabilities held for sale	$ 280,525	$ 492,179

NOTE 10 – INCOME TAXES

United States

The Company incorporated in United States, and is subject to tax on income or capital gain under the current laws of the United States.

Taxation in the income statement represents the provision for US profits tax for the period. US profits tax is calculated at 34% of the estimated assessable profit for the tax period.

Prior to the acquisitions of MKT USA and Language Key Asia Ltd, the Company had minimal operations and generated no revenue. Consequently, the Company incurred net operating losses through December 31, 2011.

Hong Kong

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

LKA’s subsidiary, The Language Key China Ltd., as an enterprise established in Shanghai, PRC, was entitled to a preferential enterprise tax rate of 18% prevailing in Pudong Economic Zone for all years before 2008, and the following preferential rates started on January 1, 2008:

Year	Tax Rate
2008	18%
2009	20%
2010	22%
2011	24%
2012 and thereafter	25%

The income tax expense in the consolidated statements of operations consisted of:

During the period

	Successor Company		Predecessor Company
	Year ended	One day period
	December	ended December
	31, 2011	31, 2011	2010.1-12

Hong Kong Enterprise Income Tax	$-	-	$-

PRC Enterprise Income Tax	-	-	35,902

Income taxes, net	$-	-	$35,902

A reconciliation between the income tax computed at the U.S. statutory rate and the Company's provision for income tax in Hong Kong is as follows:

	During the period
	Successor Company		Predecessor
			Company
	Year	One day period	Period form
	ended December	December
	31, 2011	31,2010	2010.1-12

U.S Feberal income tax statutory rate	34.0%	-	34.0%

U.S Feberal income tax statutory rate	-34.0%	-	-34.0%

Hong Kong Statutory rate	16.5%	-	16.5%
Loss not subject to income tax	-16.5%	-	-16.5%

Effective tax rate	0.0%	-	0.0%

A reconciliation between the income tax computed at the U.S. statutory rate and the Company's provision for income tax in the PRC is as follows:

	Successor	Successor	Predecessor
	Year ended December 31,2011	One day period ended December 31, 2011	Period from January 1,2010 to December 30,2010
U.S. statutory rate	34.0%	-	34.0%
Foreign income not recognized in the U.S.	-34.0%	-	-34.0%
PRC preferential enterprise income tax rate	25.0%	-	25.0%
Tax holiday and relief granted to the Subsidiary	-1.0%	-	-3.0%
Loss not subject to income tax	-24.0%	-	14.0%
Other	0.0%	-	0.0%
Effective tax rate	0.0%	-	36.0%

Significant components of the Company’s deferred income tax assets are as follows:

	December 31,
	Successor	Successor
	2011	2010

Deferred tax assets	$1,501,282	$739,115
Valuation allowance	(1,501,282)	(739,115)

Net deferred tax assets	$-	$-

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

11.	CONCENTRATION

Major Customers

Predecessor Company

For the period from January 1, 2010 through December 30, 2010, LKA had one major customer which contributed 11.8% of its consolidated revenue.

12.	OPERATION RISKS

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

NOTE 13 – SUBSEQUENT EVENTS

(a) Bridge Financing - Promissory Notes – Vukota Capital Management Inc.

Promissory Notes

On January 11, 2012, the Company entered into a joinder agreement to the original Securities Purchase Agreement executed on September 14, 2011, pursuant to which the Company issued to Vukota Capital Management Inc., an Ontario, Canada company (the “Lender”), a promissory note in the principal amount of $100,000. The note matures one year from the closing date.

Forbearance of Promissory Notes

On November 30, 2012, the Lender executed a Forbearance Agreement with the Company, in which the Lender agreed, that during the period commencing on the date of execution of the Agreement and ending on and including December 31, 2013 (the "Forbearance Period"), the Lender would not file suit or take any other action to foreclose on the collateral or file suit or take any other action to enforce its rights under the Securities Purchase Agreement dated as of September 14, 2012 (as amended, supplemented or otherwise modified from time to time, including Amendment No. 1 to Securities Purchase Agreement dated on or about November 8, 2011, collectively referred to as the "Securities Purchase Agreement"), and those certain promissory notes dated as of September 14, 2012, and on subsequent dates thereafter, (as amended, supplemented or otherwise modified from time to time, all of which were joined to the Securities Purchase Agreement with the effective date of September 14, 2012, by the execution of those certain Joinder Agreements to Securities Purchase Agreement, by each and every Lender, separately (as amended, supplemented or otherwise modified from time to time, the "Joinder Agreements,") and, together with that certain Stock Pledge Agreement dated as of September 14, 2012 (as amended, supplemented or otherwise modified from time to time). This limited forbearance does not extend to any other default or events of default under any other provision of the transaction documents or any of the other rights and remedies available to the Lender under the transaction documents.

Upon the earlier of (i) the occurrence of a forbearance default and (ii) the expiration of the Forbearance Period, the Lender’s agreement to forbear shall automatically be deemed terminated and Lender shall be entitled to immediately and without notice exercise all of its rights and remedies under the credit agreements and all transaction documents.

(b) Sale of Subsidiary – Language Key Training Ltd.

On February 6, 2012, the Company sold Language Key Training Ltd., its Hong Kong subsidiary (“LKTR”) to Software Sans Frontiere SA, a Belize corporation, for consideration representing the assumption of all of the liabilities of LKTR. The trademark and associated course training materials were returned to the original seller whose obligation was settled by the payment of $15,000 prior to disposition.

The Company’s management made the decision to sell the LKTR due to ongoing losses and failed restructuring efforts as a result of the lack of available financing for Hong Kong and China based educational companies.

(c) Award and Settlement of Employment Claim of Key Executive of Subsidiary

Award of Claim

On February 6, 2012, the Labour Tribunal of Hong Kong awarded Dirk Haddow (“Haddow”), a former director and officer of LKA, a judgment against LKA and LKTR in the sum of HKD $1,135,245, regarding a salary claim. This obligation is no longer considered a contingent liability of the Company, pursuant to the settlement of claims described below.

Settlement of Claims

On January 15, 2013, the Company, Mount Knowledge Asia, Ltd., and Haddow executed a Mutual Indemnification and Release Agreement in which all parties agreed to resolve all claims either Party may have against the other under, including but not limited to, any promises or commitments, verbal or written during the business dealing with each other prior to the date of this Agreement, and otherwise resolve their disputes on an amicable basis. The Release Agreement included the release of any and all contingent liabilities, whether acknowledged or denied, relating to: (a) the Company’s corporate guarantee of Haddow’s USD$50,000.00 short-term note payable to Language Key Asia Ltd.’s China subsidiary, and/or (b) Haddow’s salary claim judgment against LKA and LKTR in the sum of HK$1,135,245.43.

(d) Marketing Affiliate Agreement

On February 14, 2012, Mount Knowledge Asia Ltd. (“MKA”), a Hong Kong corporation and wholly owned subsidiary of the Company, entered into a Marketing Affiliate Agreement with Language Key Ltd., a Hong Kong corporation (“LKL”) non-related to the Company and/or any of its related companies, in which LKL agreed to market and sell licenses of an online software application referred to as ECO Learning (English Communications Online) developed and owned by the Company under certain terms and conditions.

(e) Settlements of Company Subsidiary

On February 17, 2012, LKTR executed a Separation and Settlement Agreement with Foxglove International Enterprises Ltd., a BVI company, to settle a promissory note in the face value amount of $65,776, for the safe return and the release the language trademarks and acknowledgement of copyright of training content and transfer of ownership and right of use.

(f) Share Exchange Agreement – Shareholders of Mount Knowledge USA, Inc.

(i) On June 20, 2012, the Company closed on its offer to purchase 24,978,806 shares of common stock, par value $0.0001 per share, of Mount Knowledge USA, Inc. from a total of 63 shareholders (collectively, referred to as the “MTK USA Shareholders”) of Mount Knowledge USA, Inc. (“MTK USA”), pursuant to the executed Securities Purchase Agreement, representing the 63 MTK Shareholders as a group, including separate Joinder Agreements, all individually executed with each participating MTK USA Shareholder, and collectively made a part thereof to the executed Securities Purchase Agreement.

In exchange for the MTK Securities, the Company issued 24,978,806 shares of its common stock, par value $0.0001 per share, including, for every four shares of MTK USA securities sold to the Corporation, the MTK USA Shareholders were issued a warrant to purchase one share of the Corporation’s common stock at an exercise price of $0.50, in the aggregate amount of 6,244,702 shares of Company common stock, (together with the Company common shares and the Company warrant.

(ii) In addition, on June 20, 2012, the Company entered into two (2) separate Securities Purchase Agreements with Access Alternative Group S.A. (“Access”) and with Jensen International Inc. (“Jensen”), respectively, also shareholders of MTK USA, pursuant to which the Company acquired 45,500,000 and 4,237,640 MTK USA common shares of MTK USA Common Stock, in the aggregate amount of 49,737,640 shares.

In exchange for the MTK USA Securities, the Company issued 45,500,000 and 4,237,640 Company Common Shares of Company Common Stock to Access and Jensen, respectively, including, for every four shares of MTK USA Securities sold to the Corporation, Access and Jensen were issued a Company warrant to purchase one share of the Corporation’s common stock at an exercise price of $0.50, in the aggregate amount of 12,434,410 shares of Company common stock, together the Company Securities.

As a result of the all the transactions contemplated by the agreements referenced hereinabove, the Company owns 100% of the outstanding shares of MTK USA Common Stock, from the prior ownership of approximately 53%. As of December 28, 2012, the Company sold 100% of the ownership interest in MTK USA to Sans Software Frontiere S.A. (“SSF”), in exchange to SSF assuming any and all assets and liabilities of the MTK USA on the date of disposition.

(i) 2012 Sales of Unregistered Securities

On July 5, 2012, the Company completed a private offering of 2,500,000 shares of its common stock at a price of $0.02 per share to a total of 3 purchasers, for total proceeds of $50,000.

On August 09, 2012, the Company completed a private offering of 2,500,000 shares of its common stock at a price of $0.02 per share to a total of 2 purchasers, for total proceeds of $50,000.

On October 04, 2012, the Company completed a private offering of 100,000 shares of its common stock at a price of $0.02 per share with 1 purchaser, for total proceeds of $2,000.

On December 04, 2012, the Company completed a private offering of a total of 5,000,000 shares of its common stock at a price of $0.02 per share with 1 purchaser, for total proceeds of $100,000.

On December 14, 2012, the Company completed a private offering of a total of 1,000,000 shares of its common stock at a price of $0.02 per share with 1 purchaser, for total proceeds of $20,000.

(j) Definitive Agreement to Purchase Forum Mobile-Israel Ltd.

8(i) Execution of Letter of Intent

On November 13, 2012, the Board of Directors of the Company approved the execution of a non-binding Letter of Intent to purchase 100% of the ownership interest of Forum Mobile-Israel Ltd. (“FM”), from Forum Mobile Inc., a Delaware company publicly-traded on the US Over-the-Counter Stock Exchange (“FRMB”) in a share exchange merger transaction.

As a condition of the Letter of Intent, both parties agreed to keep confidential certain terms and conditions of the pending transaction, contingent upon further negotiations and execution of a Definitive Agreement, to be executed on or before December 31, 2012, with a subsequent date of closing, to be mutually agreed to by both parties.

(ii) Definitive Agreement

On March 19, 2013, the Company entered into a Definitive Agreement with FRMB, pursuant to which the Company has agreed to purchase, from FRMB, 100% of the ownership interest in FM, in the form of a share exchange, in consideration for the issuance of common and preferred shares of the Company to FRMB, upon which FM will become a wholly owned subsidiary of the Company at closing.

The primary terms and conditions of the Agreement are as follows:

At closing, (i) FRMB will assign, transfer, convey and deliver the all of the outstanding shares of FM (the “FM Shares”) to an escrow agent, and in consideration and exchange therefore the Company shall (ii) issue and deliver to FRMB, a number of shares of (A) common stock, par value $0.0001 per share of the Company equal to 4 shares of common stock of the Company for 1 fully diluted share of common stock of the Company held by the existing stockholders of the Company immediately prior to the closing, and (B) Series A preferred stock, par value $0.0001 per share of the Company equal to 4 shares of preferred stock of the Company for every 1 fully diluted share of preferred stock held by the existing stockholders of the Company immediately prior to the closing , in such amounts to be determined at closing. Upon closing, FRMB will become the majority owner of the Company.

The Agreement sets forth certain closing conditions, including, but not limited to: (a) interim financing, and (b) a certain number of shares of the Company held by the Company controlling shareholder, placed into escrow, subject to certain subsequent financings, and other provisions which will be determined prior to and disclosed upon a closing. There can be no guarantee that these conditions will be met and that the transaction described above will close.

(k) Sale of Subsidiaries - Mount Knowledge Asia Ltd. and Mount Knowledge USA Inc.

On December 28, 2012, the Company sold Mount Knowledge Asia Ltd., (“MKA”), a Hong Kong corporation, and Mount Knowledge USA Inc., a Nevada corporation (“MTK USA”) to Software Sans Frontiere SA, a Belize corporation, for consideration representing the assumption of all of the liabilities of each subsidiary, respectively. The Company’s management made the decision to sell the MKA and MTK USA due to ongoing losses and failed restructuring efforts as a result of the lack of available financing for either of the companies.

(l) Settlement of Outstanding Debt

On December 28, 2012, the Company executed a Separation and Settlement Agreement with Birch First Global Investments Inc., a US Virgin Islands company, to settle loans made to the Company in a total amount of $92,900.00, in exchange for the transfer of ownership interest and all rights to the intellectual property referred to as “ECO Learning Platform” (English Communications Online), an online modular based course training software technology, including any and all computer program source code, trademarks, logos, documentation and other related materials.

(m) 2013 Cash Sales of Unregistered Securities – Common Stock

On March 1, 2013, the Company completed a private offering of 1,000,000 shares of its common stock at a price of $0.02 per share to 1 purchaser, for total proceeds of $20,000.

(n) Stock Issuance for Contracted Services

On March 15, 2013, the Company issued a total of 62,500 shares of restricted common stock of the Company to four (4) separate related parties for services rendered to the Company by Source Capital Group Inc. The fair value of the services received during this period was calculated as the market price ($0.18) at the date of grant and the date service is provided with a total value of $11,250.

(o) Vendor Settlements

On March 15, 2013, the Company issued a total of 238,654 shares of its common stock at a price of $0.15 per share to a total of three (3) vendors, in exchange for the settlement of a total of $35,795 of outstanding Company obligations.

(p) Bridge Financing - Promissory Notes

On May 30, 2013, the Company entered into a joinder agreement to the original Securities Purchase Agreement executed on September 14, 2011, pursuant to which the Company had issued to the Dalen Family Trust, a Canadian Trust, a promissory note in the principal amount of $40,000. The note matures one year from the Closing Date and is adjoined to the Forbearance Agreement dated November 30, 2012, extending the due date of the notes to December 31, 2013.

(q) 2013 Sales of Unregistered Securities – Preferred Stock

On June 18, 2013, the Company executed a Stock Purchase Agreement with an investor for the sale of 100,000 shares of the Company's Series A preferred stock at a price of $0.20 per share, with rights and preferences as set forth in the Certificate of Designation, Preferences and Rights of Series A Preferred Stock of the Company dated on or above February 3, 2011, filed with the State of Nevada, including, but not limited to, the right to convert held preferred shares into common stock of the Company at a ratio of one-to-two, for total proceeds of $20,000.

The number of shares of preferred stock of the Company issued to the investor pursuant to this Agreement is subject to adjustments from time to time as set forth in the Stock Purchase Agreement. Notwithstanding anything to the contrary in the Stock Purchase Agreement, if the shares of preferred stock held by the investor are converted into shares of common stock of the Company, at the option of the Investor and/or as a result of the closing of a pending transaction with Forum Mobile Inc., then the Company agrees to further adjust the total number of shares of common stock of the Company issuable to Investor in a manner which will represent a total of 1% of the post-merged entity in the proposed Forum transaction.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

We had no changes in or disagreements with accountants on accounting and financial disclosure in 2011 or 2010.

Item 9A. Controls and Procedures.

Management’s evaluation of disclosure controls and procedures

As required under the Exchange Act, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report, being December 31, 2011. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our company. Disclosure control and procedures are the controls and other procedures that are designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC. Our management has concluded, based on their evaluation, that as of December 31, 2011, as the result of the material weaknesses described below, our disclosure controls and procedures were ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

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

As a result of the existence of these material weaknesses as of December 31, 2011, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors, executive officers and key employees are listed below. The number of directors is determined by our board of directors. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

EXECUTIVE OFFICERS AND DIRECTORS

Name of Executive Officer and Director	Age	Office
Erwin Sniedzins[1]	66	Chairman
Daniel A. Carr[2]	52	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
Simon Arnison[3] James D. Beatty[4]	47 ___	Chief Technology Officer, Secretary and Director President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

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

James D. Beatty - President & CEO, Treasurer and Director

From July 1982 to the present, Mr. Beatty has been the President and Chief Executive Officer of Trinity Capital Corporation, a private Canadian merchant bank.  From January 2005 to March 2011, Mr. Beatty has also been the Chairman of Canary Resources Inc., a U.S. publicly traded coal bed methane company operating in Eastern Kansas and Western Missouri. From March 2006 until June 2008, Mr. Beatty served as Chairman of First Metals Inc. a Canadian base metals producer listed on the Toronto Stock Exchange.

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

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●

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

●

been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Audit Committee

For the year ended December 31, 2011, the Company did not have an audit committee. However, the Company intends to establish a new and independent auditing committee consisting of a minimum of three members in accordance with a new corporate governance policy to be adopted by the Company in 2012 in order to comply with the rules and regulations of the Sarbanes-Oxley Act of 2002.

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

Item 11. Executive Compensation.

The particulars of compensation paid to the following persons:

•

our principal executive officers;

•

each of our three most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2011; and

[Intentionally Left Blank]

SUMMARY COMPENSATION TABLE

						Nonequity	Nonqualified
						Incentive	Deferred	All
Name				Stock	Option	Plan	Compensation	Other
and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($) (4)	($)	($)	($)	($)

Daniel A. Carr (1)	2011	-	-	25,000	-	-	-	49,600	74,600
President, Chief	2010	-	-	-	-	-	-		-
Executive	-	-	-	-	-	-	-		-
Officer
and Chief Financial
Officer
James D. Beatty (2)	2011	-	-	-	-	-	-	-	-
President, Chief	2010	-	-	-	-	-	-	-	-
Executive	-	-	-	-	-	-	-	-	-
Officer
and Chief Financial
Officer

•

of the three additional individuals for whom disclosure would have been provided under serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended December 31, 2011 and 2010, are set out in the following summary compensation table:

(1)

Daniel A. Carr was our president, chief executive officer, chief financial officer and a director since January 21, 2010 until his resignation in March 31, 2012. Mr. Carr did not receive direct compensation as an executive officer or director. However, Mr. Carr did receive compensation in the form of consulting fees paid to Practical Business Advisors, LLC (“PBA”), a company controlled by Daniel A. Carr in the amount of $8,000.00 per month as of December 31, 2010 from Mount Knowledge USA, Inc., a company controlled by the Company, which was later cancelled and re-contracted directly with the Company on the same cash compensation basis, including the issuance of 250,000 shares of restricted common stock of the Company.  On December 30, 2011, the Company cancelled the Agreement with PBA and settled any and all outstanding balances owed to PBA in exchange for 75,000 shares of common stock of the Company.

(2)

James D. Beatty was appointed our president, chief executive officer, chief financial officer and a director on March 30, 2012 and, therefore, received no compensation in 2010 and 2011, respectively.

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

Outstanding Equity Awards at Fiscal Year-End

As at December 31, 2011, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to any of our executive officers.

Aggregated Options Exercised in the Year Ended December 31, 2011 and Year End Option Values

There were no stock options exercised during the year ended December 31, 2011.

Repricing of Options/SARS

We did not re-price any options previously granted during the year ended December 31, 2011.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2011, there were 110,978,650 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Name and Address	Number of Shares	Percentage of Class (2)
of Beneficial Owner	Beneficially Owned (1)

Daniel A. Carr / Practical Business Advisors	325,000 (4)	0.2%
25682 Arcadia Drive
Novi, MI 48374
Birch First	40,645,000 (5)	44.0%
205 Worth Avenue, Ste. 201
Palm Beach, FL 33480 James D. Beatty 46 Tennington Park Avenue Toronto, ON M4N 2C6	100,000 (6)	0.07%
Directors, Officers and
Beneficial Owners as a group (4 persons)		44.27%

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

(2)	The percentage of class is based on 110,978,650 shares of common stock issued and outstanding as of December 31, 2011.

(3)

Total share count for Directors, Officers and Beneficial Owners as a Group takes into consideration a 22 for 1 forward stock split (the “Forward Split”) of the Company’s issued and outstanding common stock completed on January 21, 2010.

(4)

325,000 shares of restricted common stock of the Company were owned, held by Practical Business Advisors LLC, a company controlled by Daniel A. Carr, the President and CEO and a director of the Company.

(5) (6)

A total of 33,000,000 shares of common stock of the Company registered in the name of Birch First Trust, a Delaware Statuary Trust controlled by Birch First Trust Administrators, LLC, a Delaware limited liability company, its Trustee, Pier S. Bjorklund, its Manager, a total of 3,300,000 shares of common stock of the Company registered in the name Birch First Global Investments, Inc., a U.S. Virgin Islands corporation controlled by Pier S. Bjorklund, as its President, and a total of 4,345,000 shares registered in the name of Birch First Advisors, LLC, a Delaware limited liability company controlled by Pier S. Bjorklund, as its Manager

100,000 shares of restricted common stock of the Company are held by James D. Beatty, the President and CEO and a director of the Company, pursuant to the issuance on March 15, 2013, but was not held on December 31, 2011.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Since commencement of our fiscal year ended December 31, 2011, several parties had a material interest, direct or indirect, in one or more transactions with us or in any presently proposed transaction(s) that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last two completed fiscal years:

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

a)	At December 31, 2011, the Company was indebted of $217,348 (2010 - $25,537) to related parties, being non- interest bearing demand loan advances from an entity controlled by the Company’s director.

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

c)

On August 10, 2011, LKA’s CEO advanced a $50,000 Short-term Note Payable to its subsidiary in China in order to satisfy its 2010 Corporate Income Tax Liability. The Note matured on August 31, 2011, and the Company expects to repay it in full by that date.

d)

On November 14, 2011, MTK USA issued a total of 26,179,307 shares of restricted common stock of MTK USA to the following:

(i) 12,500,000 shares to Access Alternative Group S.A. as settlement of compensation for services, recorded at fair value of $240,000,

(ii) 11,137,640 shares to Access Alternative Group S.A. as settlement of a loan for $55,000;

(iii) 100,000 shares to Birch First Advisors, LLC, an entity controlled by an affiliate of the Company,

(iv) 100,000 share to Practical Business Advisors, LLC, an entity controlled by Daniel A. Carr, President, Chief Executive Officer and Director of the Company, and,

(v) a total of 2,341,667 shares to non-related parties for contracted services to MTK USA.

The 2,541,667 shares above in items (iii), (vi) and (v) were recorded at fair value of $31,771.

On December 20, 2011, Haddow filed a claim against LKA and LTKR with the Labour Tribunal of Hong Kong, for unpaid salaries of approximately HKD$1,135,245.43, (the “Salary Claim”), pursuant to the Employment Agreement executed by Haddow and LKA on or about December 21, 2010.

On December 30, 2011, Mount Knowledge Holdings, Inc. (the “Corporation”), and its wholly-owned subsidiary, Mount Knowledge USA, Inc., a Nevada corporation (“MTK USA”), executed a Separation and Settlement Agreement (the “Separation and Settlement Agreement”) by and between Ucandu Learning Centres Inc., an Ontario corporation (“Ucandu”), Mount Knowledge Inc., an Ontario corporation (“MTK Canada”), 1827281 Ontario Inc. D/B/A Mount Knowledge Technologies Inc., an Ontario corporation (“MTK Tech”), and Erwin Sniedzins (“Sniedzins”), pursuant to which the parties agreed to the following:

(1)

The Company, Ucandu and Sniedzins cancelled the Intellectual Property Purchase Agreement, dated as of December 28, 2010, pursuant to which Sniedzins and Ucandu sold certain software commonly referred to between the parties as the “Real-Time Self Learning Systems”, which included all copyrights, patents, trademarks, service marks and trade secrets therein (collectively, with the Software, the “Intellectual Property”) to the Company (the “IP Agreement”). Pursuant to the execution of the Separation and Settlement Agreement, and the cancellation of the IP Agreement therein, the Company agreed to return the Intellectual Property to Ucandu and Sniedzins, effectively immediately.

(2)

The Company and Ucandu terminated, effective immediately, the Independent Contractor Agreement dated as of December 28, 2010, pursuant to which the Company engaged Ucandu to provide sales and marketing and technology services to the Company (the “Contractor Agreement”). Pursuant to the execution of the Separation and Settlement Agreement, and the cancellation of the Contractor Agreement therein, the Company agreed to pay Ucandu a total of 100,000 shares of Common Stock of the Company as a payment in full to settle any and all unpaid payments due Ucandu on the date of execution of the Separation and Settlement Agreement.

(3)

The Company and Ucandu cancelled, effective immediately, the Option Agreement pursuant to which Ucandu granted to the Company an option (the “Option”) to purchase 510,000 shares of MTK Tech (the “Ucandu MTK Tech Shares”) from Ucandu (the “Option Agreement”);

(4)

Sniedzins resigned as a member of the Board of Directors (the “Board”) of the Company and the Board accepted Sniedzins’ resignation, effective immediately; and

(5)

MTK USA was a named party only to mutually releases set forth in the Separation and Settlement Agreement.

On December 30, 2011, the Company executed three (3) separate and identical Separation and Settlement Agreements (the “Separation and Settlement Agreements”) with Birch First Advisors, LLC, a Delaware limited liability company (“Birch”), Practical Business Advisors, LLC, a Michigan limited liability company (“Practical”), and Simon G. Arnison, individually (“Arnison”), respectively, pursuant to which the parties agreed to the following:

(1)

The Company and Birch, Practical, and Arnison terminated, effective immediately, each of their respective Independent Contractor Agreements, all individually dated December 28, 2010, pursuant to which the Company engaged Birch, Practical, and Arnison, individually, to provide administrative, management and/or technology services to the Company, as determined by the Company (the “Contractor Agreements”). Pursuant to the execution of each of the Separation and Settlement Agreement, and the cancellation of each of the Contractor Agreements therein, the Company agreed to issue Birch, Practical, and Arnison, each a total of 75,000 shares of Common Stock of the Company, as a payment in full to settle any and all unpaid payments due to Birch, Practical, and Arnison, respectively, as of the date of execution of each of the Separation and Settlement Agreements.

(2)

Arnison resigned as Vice President, Chief Technology Officer and as a member of the Board of the Company and the Board accepted Arnisons’ resignation, effective immediately.

The fair value of the settlements totaling 325,000 shares was calculated as the market price ($0.05) at the date of grant and the date service is provided with a total value of $16,250.

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, James D. Beatty, whom succeeded Daniel A. Carr on March 30, 2012, is also our chief executive officer, president and treasurer. As a result, we do not have any independent directors.

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

Transactions with Independent Directors

Our sole director, James D. Beatty, is also our chief executive officer, president and treasurer. As a result, we do not have any independent directors.

Board of Directors

Our board of directors currently acts with one member consisting of James D. Beatty. We have determined that Mr. Beatty is not independent as that term is defined in National Instrument 52-110 due to the fact that they were all directors and officers.

Our board of directors facilitates its exercise of independent supervision over management by endorsing the guidelines for responsibilities of the board as set out by regulatory authorities on corporate governance in the United States. Our board’s primary responsibilities are to supervise the management of our company, to establish an appropriate corporate governance system, and to set a tone of high professional and ethical standards.

The board is also responsible for:

• selecting and assessing members of the Board;

• choosing, assessing and compensating the Chief Executive Officer of our company, approving the compensation of all executive officers and ensuring that an orderly management succession plan exists;

• reviewing and approving our company’s strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;

• adopting a code of conduct and a disclosure policy for our company, and monitoring performance against those policies;

• ensuring the integrity of our company's internal control and management information systems;

• approving any major changes to our company’s capital structure, including significant investments or financing arrangements; and

• reviewing and approving any other issues which, in the view of the Board or management, may require Board scrutiny.

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

Item 14. Principal Accountant Fees and Services.

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2011 and December 31, 2010 for professional services rendered MaloneBailey LLP, Chartered Accountants for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
Audit Fees and Audit Related Fees	50,000	120,000
Tax Fees	-	-
All Other Fees	-	-
Total	50,000	120,000

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

The board of directors has considered the nature and amount of fees billed by Malone Bailey LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Malone Bailey LLP.

[Intentionally Left Blank]

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

Extension of the April 26 MTKUSA LOI by and among Mount Knowledge Holdings, Inc., Mount Knowledge USA, Inc. and its shareholders dated October 26, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2010]

10.4(a)

Letter of Intent by and among Mount Knowledge Holdings, Inc., Language Key Training Ltd. and its shareholders dated May 6, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2010]

(b)

Amended Letter of Intent by and among Mount Knowledge Holdings, Inc., Language Key Training Ltd. and its shareholders dated June 28, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2010]

10.5(a)

Definitive Agreement by and among Mount Knowledge Holdings, Inc., The Language Key Training Ltd., Dirk Haddow, Mark Wood, Chris Durcan and Jeff Tennenbaum dated October 5, 2010 (the “LK Definitive Agreement”) [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2010]

(b)

Amendment No.1 to the LK Definitive Agreement by and among Mount Knowledge Holdings, Inc., The Language Key Training Ltd., Dirk Haddow, Mark Wood, Chris Durcan and Jeff Tennenbaum dated October 29, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2010]

(c)

Amendment No.2 to the LK Definitive Agreement by and among Mount Knowledge Holdings, Inc., The Language Key Training Ltd., Dirk Haddow, Mark Wood, Chris Durcan and Jeff Tennenbaum dated December 31, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2011]

10.6

Subscription Agreement by and among Mount Knowledge Holdings, Inc., Mount Knowledge Asia, Ltd., and Language Key Asia, Ltd. dated December 31, 2010 [incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2011]

10.7

Share Exchange Agreement by and among Mount Knowledge Holdings, Inc., Mount Knowledge Asia, Ltd.,, Language Key Asia, Ltd., Dirk Haddow, Mark Wood, Chris Durcan and Jeff Tennenbaum dated December 31, 2010 [incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2011]

10.8

Promissory Note by Language Key Training Ltd, in favor of Foxglove International Enterprises Ltd. dated December 31, 2010 [incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2011]

10.9

Use of Existing Training Content Agreement by and between Language Key Asia Ltd., a Hong Kong company, and The Language Key Ltd., a British Virgin Islands company, dated December 31, 2010 [incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2011]

10.10

Master Software License by and between Mount Knowledge Holdings, Inc. and Mount Knowledge, Inc. dated January 21, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 26, 2010]

10.11

Master License Cancellation Agreement by and between Mount Knowledge Holdings, Inc. and Mount Knowledge, Inc. dated December 27, 2010 [incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2011]

10.12

Intellectual Property Purchase Agreement by and among Mount Knowledge Holdings, Inc., Erwin Sneidzins and Ucandu Learning Centres Inc. dated December 28, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2011]

10.13

Independent Contractor Agreement by and between Mount Knowledge Holdings, Inc. and Ucandu Learning Centres Inc. dated December 28, 2010 [incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2011]

10.14

Option Agreement between Mount Knowledge Holdings, Inc. and Mount Knowledge Technologies, Inc. dated December 28, 2010 [incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2011]

10.15 10.16 10.17 10.18 10.19 10.20 10.21 10.22 10.23 10.21

Definitive Agreement by and among Mount Knowledge Holdings, Inc., Birch First Advisors, LLC and Mount Knowledge USA, Inc. dated December 31, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2011]

Share Purchase Agreement between Mount Knowledge Asia Ltd. and Sans Software Frontiere S.A. dated October 24, 201, for the sale of Language Key Asia Ltd. (“LKA”), and all of its related subsidiaries (“LK Entities”), except Language Key Training Ltd. (“LKTR”) *

Share Purchase Agreement between Mount Knowledge Asia Ltd. and Sans Software Frontiere S.A. dated February 6, 2012, for the sale of Language Key Training Ltd. *

Placement and M&A Agreement between Mount Knowledge Holdings, Inc. and Chardan Capital Markets dated May 21, 2012 *

Share Purchase Agreement between Mount Knowledge Holdings Inc. and Sans Software Frontiere S.A. dated December 28, 2012, for the sale of Mount Knowledge Asia Ltd. *

Share Purchase Agreement between Mount Knowledge Holdings Inc. and Sans Software Frontiere S.A. dated December 28, 2012, for the sale of Mount Knowledge USA Inc. *

Separation and Settlement Agreement between Mount Knowledge Holdings Inc. and Birch First Global Investments Inc. *

Mutual Indemnification and Release Agreement between Mount Knowledge Holdings Inc. and Mount Knowledge Asia Ltd and Dirk Haddow and Matthew John Bentley *

Stock Purchase Agreement between Mount Knowledge Holdings Inc. and George Kaufman *

14.1	Code of Ethics [incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-KSB filed with the SEC on February 13, 2008]
21.1	Subsidiaries
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this annual report or purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNT KNOWLEDGE HOLDINGS, INC.

By /s/ James D. Beatty________
      James D. Beatty
      President, Treasurer, Chief Executive Officer
       and Chief Financial Officer
      (Principal Executive Officer, Principal Accounting Officer
       and Principal Financial Officer)

Date: July 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

By /s/ James D. Beatty________
      James D. Beatty
      President, Treasurer, Chief Executive Officer,
      Chief Financial Officer, and Director
      (Principal Executive Officer, Principal Accounting Officer
       and Principal Financial Officer)

Date: July 25, 2013

Exhibit 31.1

CERTIFICATIONS

I, James D. Beatty, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Mount Knowledge Holdings, Inc.

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

(b)

 designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financials statements for external purposes in accordance with generally accepted accounting principles;

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

July 25, 2013

By /s/ James D. Beatty________
James D. Beatty
President, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Exhibit 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, James D. Beatty, Chief Executive Officer and Chief Financial Officer of Mount Knowledge Holdings, Inc. (the “Company”) hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Annual Report on Form 10-K of the Company for the year ended December 31, 2011 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 25, 2013	By:	/s/ James D. Beatty
James D. Beatty
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

Footnotes

1 Mr. Sniedzins resigned as the Chairman of the Company on December 30, 2011.

2 Mr. Carr resigned as the President and CEO and a Director of the Company on March 31, 2012.

3 Mr. Arnison resigned as the Chief Technology Officer, Secretary and a Director of the Company on December 30, 2011.

4 Mr. Beatty was appointed as a Director of the Company on March 30, 2012.  Mr. Beatty was appointed as President and CEO of the Company on March 31, 2012.