Form 10-K/A
period 2011-12-31
Mount Knowledge Holdings, Inc.
filed 2013-07-31
CIK 1397951

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K /A

(Amendment No. 1)

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

Yes [ ]         No [ X ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 199,996,251 shares of common stock as of July 26, 2013.

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

Documents Incorporated by Reference: None.

Explanatory Note

This Amendment No. 1 (this "Amendment") to our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission on July 26, 2013 (the "Original Form 10-K"), is being filed to furnish Exhibit 101 to the Original Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Moreover, the Original Form 10-K was not the intended version that was to be filed.  Rather, the Original Form 10-K inadvertently filed was an initial draft of the Company’s Annual Report on Form 10-K which left out information. As such, this Amendment is being furnished to amend the Original Form 10-K in its entirety to provide the correct version of the Annual Report on Form 10-K.  Readers should not rely on the Original Form 10-K, but rather, should review and rely on this Amendment.

This Amendment does not reflect subsequent events occurring after the date of the Original Form 10-K or modify or update any disclosures set forth in the Original Form 10-K.

MOUNT KNOWLEDGE HOLDINGS, INC.

FORM 10-K
For the Year Ended December 31, 2011

TABLE OF CONTENTS

PART I		PAGE NO.

Item 1.	Business.	5
Item 1A.	Risk Factors.	23
Item 1B.	Unresolved Staff Comments.	23
Item 2.	Properties.	23
Item 3.	Legal Proceedings.	23
Item 4.	Mine Safety Disclosures.	23

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	24
Item 6.	Selected Financial Data.	28
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	28
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	34
Item 8.	Financial Statements and Supplementary Data.	35
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	65
Item 9A.	Controls and Procedures.	65
Item 9B.	Other Information.	66

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	65
Item 11.	Executive Compensation.	70
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	73
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	74
Item 14.	Principal Accountant Fees and Services.	78
Item 15.	Exhibits, Financial Statement Schedules.	79
	SIGNATURES	82

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

Change of Business Purpose

On July 27, 2009, the Company changed its business purpose from a mining and exploration to an educational software development and sales company offering innovative and proprietary learning software products and teaching services. The Company’s principal executive offices are now in New York, New York.

Master Software License Agreement

On January 21, 2010, the Company executed a new exclusive Master Software License Agreement with Mount Knowledge Inc., a corporation owned by the Company’s founder and former Chairman and director based in Ontario, Canada, wherein the Company was granted the exclusive world-wide license rights to promote, market and sell any and all of Mount Knowledge Inc.’s products, both existing and future. These existing products consist of patent pending “Real Time Learning and Self Improvement Educational System and Method” software application referred to as “Syntality.” The Agreement supersedes the Master Product License Agreement executed on or before July 27, 2009 and provides updated terms and conditions, including, but not limited to new definitions of duties, responsibilities and costs to be borne by the respective parties.

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

Intellectual Property Purchase Agreement

On December 28, 2010, the Company entered into an Intellectual Property Purchase Agreement (the “IP Purchase Agreement”) with Erwin Sniedzins, the former Chairman of the Company’s Board of Directors, and Ucandu Learning Centres Inc., an Ontario corporation founded and controlled by Mr. Sniedzins (“Ucandu” and, together with Mr. Sniedzins, the “Ucandu Sellers”), pursuant to which the Ucandu Sellers sold that certain software commonly referred to between the parties as the “Real-Time Self Learning Systems” (the “Software”), including all copyrights, patents, trademarks, service marks and trade secrets therein (collectively, with the Software, the “Intellectual Property”) to the Company. The Company previously licensed the Intellectual Property from Mount Knowledge Inc., a sales and marketing entity founded and controlled by Mr. Sniedzins (“MTK Inc”), pursuant to a Master Software License Agreement (the “Original Agreement”) dated January 21, 2010 between the Company and MTK Inc. Pursuant to the IP Purchase Agreement, the Company acquired the Intellectual Property and as a result, the Original Agreement was no longer needed.

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

Letter of Intent – MTK USA

On April 14, 2011, the Company entered into a Letter of Intent (the “LOI”) with MTK USA, as a representative of MTK USA’s minority shareholders (collectively referred to as the “Seller or Sellers”) pursuant to which the Company agreed to acquire any and all outstanding shares (the “MTK Common Shares”) of common stock, par value $0.0001 per share, of MTK USA (“MTK Common Stock”) representing all the MTK Common Shares collectively held by the Sellers, subject to shareholder consents and adjustments in the total number of MTK Common Shares to be acquired on the date of closing, on or before May 15, 2011 (the “Closing”).  In exchange for the MTK Securities, the Company will issue, subject to adjustment, the equivalent number of shares (the “Company Common Shares”) of its common stock, par value $0.0001 per share (the “Company Common Stock”) on a pro-rata basis with each Seller, including a Warrant granted to each Seller for the right to purchase one (1) share of Company Common Stock for every ten (10) shares of MTK Common Shares (1:10) at $0.60 per share within three (3) years from the date of Closing. The Agreement includes representations and warranties and other provisions customary for a transaction of this nature.

MTK USA markets, sells and distributes a proprietary real time self learning system software application domestically and internationally to a variety of customers, including individuals, schools, government agencies, and businesses. As a result of the transactions contemplated by the Agreement, the Company would acquire a certain percentage of outstanding shares of MTK Common Stock and, subsequently, own a total of 100% of the outstanding shares of MTK Common Stock and 100% of the outstanding shares of MTK Series A Preferred Stock, acquired from a previous purchase on December 31, 2010. The closing did not occur on May 15, 2011, voiding the terms of the LOI.

Recruitment Agreement

On April 20, 2011, the Company entered into a letter of confirmation (the “Confirmation Letter”) in which Kinley & Connelly was engaged for the search and selection of a Chief Executive Officer of the Company, in order to for the Company to attract certain acquisition targets identified by the Company.

Execution of Institutional Financing Term Sheet

On May 16, 2011, the Company and Westor Capital Group, Inc., a licensed broker-dealer, executed a term sheet whereby Westor would be the Placement Agent for a capital raise up to $1.5 million for the Company, under certain "to be defined" terms and conditions at closing. The proposed financing assumes a registered offering (the "Offering") for the sale of securities in the form of two year, 10% Convertible Notes (the "Convertible Notes") with additional Warrant Shares exercisable over a three year period (the "Warrants"). The share price and number shares to be issued to investors upon conversion of the Convertible Notes, and subsequently, the share price and number shares representing the Warrants, will be determined at closing and defined a filed registration statement. If the Warrants are exercised, the Company would receive additional financing from the transaction in an amount equal to or greater than the original amount raised in the Offering. The Company and Westor anticipated a closing of the Offering on or before the quarter ended June 30, 2011, which did not occur. The closing did not occur on June 30, 2011, voiding the terms of the Term Sheet.

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

Sale of Subsidiary – Language Key Training Ltd.

On February 24, 2012, the Company sold Language Key Training Ltd., its Hong Kong subsidiary (the “LKTR”) to Software Sans Frontiere SA, a Belize corporation, for consideration representing the assumption of all of the liabilities of the LKTR. The Company’s management made the decision to sell the LKTR due to ongoing losses and failed restructuring efforts as a result of the lack of available financing for China based companies.

Award of Employment Claim of Key Executive of Subsidiary

On February 6, 2012, the Labour Tribunal of Hong Kong awarded Haddow a judgment against LKA and LKTR in the sum of HKD $1,135,245.43, the aforementioned Salary Claim.

Marketing Affiliate Agreement

On February 17, 2012, Mount Knowledge Asia Ltd. (“MKA”), a Hong Kong corporation and wholly owned subsidiary of the Company, entered into a Marketing Affiliate Agreement (“Affiliate Agreement”) with Language Key Ltd., a Hong Kong corporation (“LKL”) non-related to the Company and/or any of its related companies, which LKL agreed to market and sell licenses of an online software application referred to as ECO Learning (English Communications Online) developed and owned by the Company under certain terms and conditions.

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

Execution of Letter of Intent – Forum Mobile

On November 13, 2012, our Board of Directors approved the execution of a non-binding Letter of Intent to purchase one hundred (100%) percent of the ownership interest of Forum Mobile-Israel Ltd. (“FM”), from Forum Mobile Inc., a Delaware company publicly-traded on the US Over-the-Counter Pink (“FRMB”), in share exchange transaction.

As a condition of the Letter of Intent, both parties agreed to keep confidential certain terms and conditions of the pending transaction, contingent upon further negotiations and execution of a “Definitive Agreement”, to be executed on or before December 31, 2012, with a subsequent date of closing (the "Closing Date"), to be mutually agreed to by both parties.

On March 19, 2013, the Company entered into a Definitive Agreement to formalize the terms and conditions of the Letter of Intent. Although the parties anticipate closing the pending transaction, there can be no guarantee that all of the condition set forth in the Definitive Agreement will be met and that the transaction will be consummated.

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

Settlement of Outstanding Debt

On December 28, 2012, the Company executed a Separation and Settlement Agreement with Birch First Global Investments Inc., a US Virgin Islands company to settle loans made to the Company in a total amount of Ninety-Two Thousand and Seventy-Six Dollars (USD $92,900.00), in exchange for the transfer of ownership interest and all rights to the intellectual property referred to as “ECO Learning Platform” (English Communications Online), an online modular based course training software technology, including any and all computer program source code, trademarks, logos, documentation and other related materials.

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

Stock Issuance for Contracted Services

On March 15, 2013, the Company issued a total of 62,500 shares of restricted common stock of the Company to four (4) separate related parties for services rendered to the Company by Source Capital Group Inc. The fair value of the services received during this period was calculated as the market price ($0.18) at the date of grant and the date service is provided with a total fair market value of $11,250.

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

Not Applicable.

[Intentionally Left Blank]

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Securities

Our common shares are quoted on the Over-The-Counter Pink marketplace under the trading symbol “MKHD”. Our shares have been quoted on the Over-The-Counter Pink marketplace since October 3, 2007. We began to trade our shares of common stock on May 25, 2010 with an open share price of $.50. For the periods ending March, 2011, June 30, 2011, September 30, 2011, and December 31, 2011, we had a per share price high of $ 0.30 and a low of $0.18, high $ 0.23 and a low of $ 0.08 , high of $ 0.16 and a low of $ 0.07 , and high of $ 0.12 and a low of $0.05, respectively.

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

On March 15, 2013, the Company issued a total of 62,500 shares of restricted common stock of the Company to four (4) separate related parties for services rendered to the Company by Source Capital Group Inc. The fair value of the services received during this period was calculated as the market price ($0.18) at the date of grant and the date service is provided with a total fair market value of $11,250. The issuance of the above referenced shares was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

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

On November 14, 2011 MTK USA issued a total of 26,179,307 shares of restricted common stock of MTK USA to the following:

(i)

12,500,000 shares to Access Alternative Group S.A. as settlement of compensation for services, recorded at fair value of $240,000.

(ii)

11,137,640 shares to Access Alternative Group S.A. as settlement of a loan for $55,000.

(iii)

100,000 shares to Birch First Advisors, LLC, an entity controlled by an affiliate of the company,

(iv)

100,000 shares to Practical Business Advisors, LLC, an entity controlled by Daniel A. Carr, President, Chief Executive Officer and Director of the Company and,

(v)

a total of 2,341,667 shares to non –related parties for contracted services to MTK USA.

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

Financial Condition, Liquidity and Capital Resources

As of December 31, 2011, we had $ 67,882 cash and cash equivalents, including $4,428 in assets held for sale. We had limited operations to date and we did not have any revenues during the twelve-month period ended December 31, 2011. We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed marketing and sales operations.

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

Liquidity and Capital Resources

Working Capital

	Successor		Percentage
	December 31,	December 31,	Increase /
	2011	2010	Decrease

Current Assets	$215,537	$1,223,503	82.4%
Current Liabilities	$1,227,100	$1,545,944	20.6%
Working Capital	$(1,011,563)	$(322,441)	213.7%

Cash Flows

			Predecessor
	Successor Company		Company	Percentage
		One Day	Period from
	Year	Period	January 1,
	Ended	Ended	2010 to
	December	December	December	Increase /
	31, 2011	31, 2010	30, 2010	Decrease

Cash Flows from Operating Activities	$(1,310,554)	$-	$(69,022)	1,798.7%
Cash Flows from Investing Activities	$(49,772)	$-	$(58,881)	15.5%
Cash Flows from Financing Activities	$1,129,328	$-	$155,286	627.3%
Net change in cash and cash equivalents	$(220,990)	$-	$38,523	673.7%

We anticipate that we will incur approximately $250,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used in Operating Activities

We used net cash in operating activities in the amount of $ 1,310,554 during the year ended December 31, 2011 and $69,022 during the year ended December 31, 2010. Cash used in operating activities was funded by cash from financing activities.

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
New York, New York

We have audited the accompanying consolidated balance sheets of Mount Knowledge Holdings, Inc. and its Subsidiaries (the “Successor Company” or the “Company”) as of December 31, 2011 and December 31, 2010, and the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows for the year ended December 31, 2011 and for the one day period from December 30, 2010 to December 31, 2010 for the Successor Company, and the accompanying consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows of Language Key Asia Ltd. And it’s Subsidiaries (the “Predecessor Company” or the “Company) for the period from January 1, 2010 through December 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

July 2 5 , 2013

MOUNT KNOWLEDGE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Stated in US dollars)

	DECEMBER 31, 2011	DECEMBER 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$ 63,454	$ 42,783
Prepaid expenses and other assets	10,000	-
Due from related parties	-	41,573
Assets held for sale	142,083	1,139,147
Total Current Assets	215,537	1,223,503

Investment in non-consolidated subsidiary	490	490
TOTAL ASSETS	$ 216,027	$ 1,223,993

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$ 116,715	$ 100,611
Liabilities held for sale	280,525	492,179
Other payables	51,960	66,960
Due to related parties	177,900	16,840
Notes payable	600,000	869,354
Total Current Liabilities	1,227,100	1,545,944
Total Liabilities	1,227,100	1,545,944

Stockholders' Deficit
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, 50,000,000 shares, designated as Series A convertible preferred stock, $0.0001 par value, 8,888,888 issued and outstanding at December 31, 2011 and December 31, 2010	889	889
Common stock, $0.0001 par value, 200,000,000 shares authorized, 112,113,133 and 99,600,226 issued and outstanding at December 31, 2011 and December 31, 2010	11,211	9,960
Additional paid-in capital	5,580,041	4,265,625
Accumulated other comprehensive income (loss)	(18,621)	(4,647)
Retained deficit	(7,349,728)	(4,399,972)
Total Stockholders’ Deficit for Mount Knowledge Holdings, Inc.	(1,776,208)	(128,145)
Non-controlling interest	765,135	(193,806)
Total Stockholders' Deficit	(1,011,073)	(321,951)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 216,027	$ 1,223,993

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

The accompanying notes are an integral part of these consolidated financial statements

MOUNT KNOWLEDGE HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Stated in US dollars)

	Successor Company			Predecessor Company
	Preferred Stock	Common Stock		Ordinary A Shares
	Shares	Par	Shares	Par	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Subscription Receivable	Retained Earnings (Deficit)	Non-Controlling Interest	Total Deficit
Predecessor Company
Balances at December 31, 2009	-	$ -	-	$ -	301,282	$ 301,282	$ -	$ 36,377	$ (100,000)	$ (118,039)	$ -	$ 119,620
Net income for the period	-	-	-	-	-	-	-	-		(101,933)	-	(101,933)
Shares issued for consulting	-	-	-	-	24,428	24,428	-	-		-	-	24,428
Foreign currency translation adjustment	-	-	-	-	-	-	-	9,553		-	-	9,553

Balances at December 30, 2010	-	$ -	-	$ -	325,710	$ 325,710	$ -	$ 45,930	$ (100,000)	$ (219,972)	$ -	$ 51,668

Successor Company
Balances at December 30, 2010	-	$ -	86,633,536	$ 8,663	-	$ -	$ 940,841	$ 353		$ (1,190,694)	$ -	$ (240,837)
December 31, 2010 – recapitalization of stock issued in share exchange with Mount Knowledge USA, Inc.	8,888,888	889	11,166,690	1,117	-	-	2,964,964	(5,000)		(3,209,278)	(193,806)	(441,114)
December 31, 2010 – stock issued for acquisition of Language Key Asia Ltd.	-	-	1,800,000	180	-	-	359,820	-	-	-	-	360,000

Balances at December 31, 2010	8,888,888	889	99,600,226	9,960	-	-	4,265,625	(4,647)		(4,399,972)	(193,806)	(321,951)

Stock issued for consulting fee	-	-	5,803,880	580	-	-	957,446	-	-	-	-	958,026

Stock-based compensation	-	-	480,000	48	-	-	95,952	-	-	-	-	96,000

Stock and warrants issued in exchange for shares of subsidiary	-	-	6,229,027	623	-	-	261,018	-	-	-	(261,641)	-

Stock issued by subsidiary:
For Cash	-	-	-	-	-	-	-	-	-	-	552,165	552,165
For Debt	-	-	-	-	-	-	-	-	-	-	1,014,354	1,014,354
For Services	-	-	-	-	-	-	-	-	-	-	76,771	76,771

Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	(13,974)	-	-	-	(13,974)

Net loss	-	-	-	-	-	-	-	-	-	(2,949,756)	(422,708)	(3,372,464)

Balances at December 31, 2011	8,888,888	$ 889	112,113,133	$ 11,211	-	$ -	$ 5,580,041	$ (18,621)	$ -	$ (7,349,728)	$ 765,135	$ (1,011,073)
The accompanying notes are an integral part of these consolidated financial statements

MOUNT KNOWLEDGE HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in US dollars)

SUCCESSOR COMPANY			PREDECESSOR COMPANY
YEAR ENDED DECEMBER 31, 2011	ONE DAY PERIOD ENDED DECEMBER 31, 2010		PERIOD ENDED JANUARY 1, 2010 TO DECEMBER 30, 2010

Cash Flows from Operating Activities:
Net loss	$(3,372,464)	$-	$(101,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9,281	-	7,862
Loss on goodwill impairment	375,292	-	-
Shares issued for consulting service provided	1,034,797	-	24,428
Stock-based compensation	96,000	-	-
Loss from disposal of subsidiary	2,992	-	-
Changes in operating assets and liabilities:			-
Accounts receivable	180,740	-	(41,772)
Unbilled revenue	31,686	-	(107,385)
Other receivables	(123,903)	-	(464)
Prepaid expenses and other assets	2,741	-	(2,751)
Other assets	(10,000)	-	(11,838)
Accounts payable and accrued liabilities	256,104	-	23,301
Deferred revenue	(50,568)	-	(20,780)
Taxes payable	(24,178)	-	23,418
Other payable	79,293	-	101,902
Wages payable	-	-	36,990
Due to/from related parties	201,633	-	-
Net cash used in operating activities	(1,310,554)	-	(69,022)

Cash Flows from Investing Activities:
Purchase of property and equipment	(6,171)	-	(21,731)
Advances/loans to related parties	-	-	(37,150)
Net proceeds from disposal of subsidiaries	(43,601)		-
Net cash used in investing activities	(49,772)	-	(58,881)

Cash Flows from Financing Activities:
Repayment of note payable	(45,000)	-	-
Proceeds from related parties	72,163	-	155,286
Proceeds from share issuance to non-controlling shareholders	552,165	-	-
Borrowing from note payable	550,000	-	-
Net cash provided by financing activities	1,129,328	-	155,286

Effect of exchange rate changes on cash	10,008	-	11,140

Net change in cash and cash equivalents	(220,990)	-	38,523

Cash and cash equivalents at beginning of period	288,872	-	207,566
Less: Cash and cash equivalents at end of period included in assets held for sale	(4,428)		-

Cash and cash equivalents at end of period	$63,454	$-	$246,089

Supplemental disclosure of cash flow information:

Interest expense paid	$-	$-	$-
Income taxes paid	-	-	14,617

Non-cash Investing and Financing Activities:

Common stock of subsidiary issued for settlement of notes payable	$774,354	$-	$-
Promissory note issued to settle other payable	$-	$65,776	$-

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

NOTE 5 – NOTES PAYABLE

(a) During the second half of the year ended December 31, 2011, the Company entered into one (1) securities purchase agreement (the “Securities Purchase Agreement”) with one party, and seven (7) separate joinder agreements adjoining each other party to the original Securities Purchase Agreement (collectively, referred to as the “Lenders”), pursuant to which the Company issued a total of eight (8) separate promissory notes in principal amounts totaling $450,000. The notes mature one year from the closing date and accrue interest at a rate of 15% per annum on the unpaid and unconverted principal amount and such interest is payable on the maturity date. Amounts outstanding under the notes are convertible, in whole or in part, into shares of the Company’s common stock at the option of the holder thereof at any time and from time to time, at a conversion price of $0.15 per share.  Subject to certain exceptions, payments due under the notes rank senior to all other indebtedness of the Company and its subsidiaries.

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

(c) During 2010, the Company received loans totaling $869,354 from third parties. On December 31, 2010, these advances were converted to notes payable, which are unsecured, bear interest at 5% per annum beginning December 31, 2010 and mature in 2012. In March 2011, $719,354 of these advances was converted into 4,795,694 common shares of MTK USA with a total remaining balance of $150,000 in Notes Payable. As of December 31, 2011, the remaining notes payables balance in MTK USA was $150,000. On June 18, 2012, the remaining $150,000 in Notes Payable was converted into 4,237,640 common shares of MTK USA.

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

Accounts payable to Practical Business Advisors, LLC totaling $1,000 and $16,840 as of December 31, 2011 and 2010, respectively. These represented payables for services provided by an entity controlled by the Company’s president.

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

NOTE 9 – DISCONTINUED OPERATIONS

a) Disposal of HongKong Holding Company and Its Subsidiaries

On October 24, 2011, Mount Knowledge Asia sold Language Key Asia (“LKA”) and all of its subsidiaries (the “LK Subsidiaries”), except for Language Key Training Ltd. (“LKTR”) to Software Sans Frontiere SA, a Belize corporation, for consideration representing the assumption of all of the liabilities of the LK Subsidiaries. Their historical operating results were reported as part of “discontinued operations” for all periods presented in the accompanying consolidated statement of operations. The net loss on disposal of subsidiaries was $2,992, which was reported as part of “discontinued operations” for the year ended December 31, 2011. At December 31, 2010, the assets and liabilities of LKA were reclassified as “assets and liabilities held for sale”.

b) Subsidiary To Be Sold

In February 2012, the Company sold Language Key Training Ltd., its Hong Kong subsidiary (“LKTR”) for a nominal cash consideration. At December 31, 2011, the assets and liabilities of LKTR were classified as “assets and liabilities held for sale” at the lower of their carrying value or fair value less cost to sell as they met criteria of held for sale. There have been no impairments related to LKTR. The results of operations of LKTR for all periods are separately reported as part of “discontinued operations”.

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

LKA’s subsidiary, The Language Key China Ltd., as an enterprise established in Shanghai, PRC, was entitled to a preferential enterprise tax rate of 18% prevailing in Pudong Economic Zone for all years before 2008, and the following preferential rates started on January 1, 2008:

Year	Tax Rate
2008	18%
2009	20%
2010	22%
2011	24%
2012 and thereafter	25%

The income tax expense in the consolidated statements of operations consisted of:

During the period

	Successor Company		Predecessor Company
	Year ended	One day period
	December	ended December
	31, 2011	31, 2011	2010.1-12

Hong Kong Enterprise Income Tax	$-	-	$-

PRC Enterprise Income Tax	-	-	35,902

Income taxes, net	$-	-	$35,902

A reconciliation between the income tax computed at the U.S. statutory rate and the Company's provision for income tax in Hong Kong is as follows:

	During the period
	Successor Company		Predecessor
			Company
	Year	One day period	Period form
	ended December	December
	31, 2011	31,2010	2010.1-12

U.S Federal income tax statutory rate	34.0%	-	34.0%

U.S Federal income tax statutory rate	-34.0%	-	-34.0%

Hong Kong Statutory rate	16.5%	-	16.5%
Loss not subject to income tax	-16.5%	-	-16.5%

Effective tax rate	0.0%	-	0.0%

A reconciliation between the income tax computed at the U.S. statutory rate and the Company's provision for income tax in the PRC is as follows:

	Successor	Successor	Predecessor
	Year ended December 31,2011	One day period ended December 31, 2011	Period from January 1,2010 to December 30,2010
U.S. statutory rate	34.0%	-	34.0%
Foreign income not recognized in the U.S.	-34.0%	-	-34.0%
PRC preferential enterprise income tax rate	25.0%	-	25.0%
Tax holiday and relief granted to the Subsidiary	-1.0%	-	-3.0%
Loss not subject to income tax	-24.0%	-	14.0%
Other	0.0%	-	0.0%
Effective tax rate	0.0%	-	36.0%

Significant components of the Company’s deferred income tax assets are as follows:

	December 31,
	Successor	Successor
	2011	2010

Deferred tax assets	$1,501,282	$739,115
Valuation allowance	(1,501,282)	(739,115)

Net deferred tax assets	$-	$-

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

NOTE 11.	CONCENTRATION

Major Customers

Predecessor Company

For the period from January 1, 2010 through December 30, 2010, LKA had one major customer which contributed 11.8% of its consolidated revenue.

NOTE 12.	OPERATION RISKS

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

Country Risk

The Company has significant operating risk in the PRC. The operating results of the Company may be adversely affected by changes in the political and social conditions in the PRC and by changes in Chinese government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company can give no assurance that those changes in political and other conditions will not result in have a material adverse effect upon the Company’s business and financial condition.

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

(b) Sale of Subsidiary – Language Key Training Ltd.

On February 24, 2012, the Company sold Language Key Training Ltd., its Hong Kong subsidiary (“LKTR”) to Software Sans Frontiere SA, a Belize corporation, for consideration representing the assumption of all of the liabilities of LKTR. The trademark and associated course training materials were returned to the original seller whose obligation was settled by the payment of $15,000 prior to disposition.

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

(d) Marketing Affiliate Agreement

On February 1 7 , 2012, Mount Knowledge Asia Ltd. (“MKA”), a Hong Kong corporation and wholly owned subsidiary of the Company, entered into a Marketing Affiliate Agreement with Language Key Ltd., a Hong Kong corporation (“LKL”) non-related to the Company and/or any of its related companies, in which LKL agreed to market and sell licenses of an online software application referred to as ECO Learning (English Communications Online) developed and owned by the Company under certain terms and conditions.

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

(ii) In addition, on June 20, 2012, the Company entered into two (2) separate Securities Purchase Agreements with Access Alternative Group S.A. (“Access”) and with Jensen International Inc. (“Jensen”), respectively; also shareholders of MTK USA, pursuant to which the Company acquired 45,500,000 and 4,237,640 MTK USA common shares of MTK USA Common Stock, in the aggregate amount of 49,737,640 shares.

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

(n) Stock Issuance for Contracted Services

On March 15, 2013, the Company issued a total of 62,500 shares of restricted common stock of the Company to four (4) separate related parties for services rendered to the Company by Source Capital Group Inc. The fair value of the services received during this period was calculated as the market price ($0.18) at the date of grant and the date service is provided with a total fair market value of $11,250.

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

EXECUTIVE OFFICERS AND DIRECTORS

Name of Executive Officer and Director	Age	Office
Erwin Sniedzins[1]	66	Former Chairman
Daniel A. Carr[2]	52	Former President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
Simon Arnison[3] James D. Beatty[4]	47 ___	Former Chief Technology Officer, Secretary and Director Current President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Set forth below is a brief description of the background and business experience of our Directors and Officers for the past five years.

Erwin Sniedzins – Chairman, Founder and Director

Erwin E. Sniedzins is the former Chairman of Mount Knowledge Holdings, Inc., the former founding Chairman and Director of Mount Knowledge USA, Inc., a marketing and sales company and Chairman, President and Director of Mount Knowledge Inc., a Canadian research and development company; Inventor, Author, Publisher, Philanthropist, Poet, Lecturer, Professor, Motivational Speaker, Martial Arts Enthusiast and Global Traveler.

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

Daniel A. Carr - President & CEO, Treasurer and Director

Mr. Carr is the former President, CEO and former Director of Mount Knowledge Holdings, Inc. and Mount Knowledge USA, Inc., a marketing and sales company and Manager of Practical Business Advisors, LLC, a management and advisory services company. Mr. Carr has over 30 years of experience and leadership, including financial positions in over 14 companies providing hi-tech development, manufacturing, wholesale distribution, on-line financial services, and IT infrastructure. Dan’s leadership style is firm yet fair and he believes in continuous process improvement within any organization.

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

Simon Arnison – Executive Vice President, CTO, Secretary and Director

Simon Arnison is the former Chief Technology Officer and former Director of Mount Knowledge Holdings, Inc. and Mount Knowledge USA, Inc., a marketing and sales company and current Chief Technology Officer and Director of 1827281 Ontario Inc., a Canadian research and development company.

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

[Intentionally Left Blank]

SUMMARY COMPENSATION TABLE

						Nonequity	Nonqualified
						Incentive	Deferred	All
Name				Stock	Option	Plan	Compensation	Other
and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($) (4)	($)	($)	($)	($)

Daniel A. Carr (1)	2011	-	-	22,500	-	-	-	47,077	69,577
President, Chief	2010	-	-	-	-	-	-		-
Executive	-	-	-	-	-	-	-		-
Officer
and Chief Financial
Officer
James D. Beatty (2)	2011	-	-	-	-	-	-	-	-
President, Chief	2010	-	-	-	-	-	-	-	-
Executive	-	-	-	-	-	-	-	-	-
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

Employment Contracts

We presently do not have any employment agreements or other compensation arrangements with Mr. Carr, Mr. Sniedzins, Mr. Arnison, Mr. Haddow, or Mr. Tennenbaum.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2011, there were 112,113,133 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Name and Address	Number of Shares	Percentage of Class (2)
of Beneficial Owner	Beneficially Owned (1)

Daniel A. Carr / Practical Business Advisors	325,000 (3)	0.29%
25682 Arcadia Drive
Novi, MI 48374
Birch First	40,645,000 (4)	36.25%
205 Worth Avenue, Ste. 201
Palm Beach, FL 33480 James D. Beatty 46 Tennington Park Avenue Toronto, ON M4N 2C6	100,000 (5)	0.09%
Directors, Officers and
Beneficial Owners as a group (4 persons)		36.63%

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

(2)

The percentage of class is based on 112,113,133 shares of common stock issued and outstanding as of December 31, 2011.

(3)

325,000 shares of restricted common stock of the Company were owned, held by Practical Business Advisors LLC, a company controlled by Daniel A. Carr, the President and CEO and a director of the Company.

(4)

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

(5)

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

a)

At December 31, 2011, the Company was indebted of $184,426, including $6,526 in liabilities held for sale (2010 - $25,537, including $8,697 in liabilities held for sale) to related parties, being non- interest bearing demand loan advances from an entity controlled by the Company’s director.

b)

On July 29, 2011, the Company issued a total of 750,000 shares of restricted common stock of the Company to three separate contractors of the Company, a total of 250,000 shares to Birch First Advisors, LLC, an entity controlled by an affiliate of the Company, a total of 250,000 share to Practical Business Advisors, LLC, an entity controlled by Daniel A. Carr, President, Chief Executive Officer and Director of the Company, and a total of 250,000 shares to Simon G. Arnison, Chief Technology Officer, Secretary and Director of the Company, pursuant to three separate independent contractors agreements entered into on July 31, 2011. The fair value of the services to be received by the Company during the aforementioned period pertaining to the share compensation will be calculated at the market price of the Company’s publicly traded shares on the date of execution of each agreement for a total value of $ 67,500 based on a per share market price of $0.09 ..

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

Date: July 31 , 2013

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

Date: July 31 , 2013

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

July 31 , 2013

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

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 31 , 2013	By:	/s/ James D. Beatty
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