Form 10-Q
period 2012-03-31
Mount Knowledge Holdings, Inc.
filed 2013-09-05
CIK 1397951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________ to __________

MOUNT KNOWLEDGE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-52664	98-0534436
(State or other jurisdiction of incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)

228 Park Avenue S #56101, New York, NY   10003-1502

(Address of principal executive offices)     (zip code)

(917) 289-0944

(Registrant’s telephone number, including area code)

29445 Beck Rd., Suite A-106, Wixom, Michigan 48393

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

Yes [X]       No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]           No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of August 5, 2013 there were 199,996,251 shares, par value $.0001, of common stock.

MOUNT KNOWLEDGE HOLDINGS, INC.

FORM 10-Q

March 31, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	5
Item 2.	Management ’ s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II-- OTHER INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements.” Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

MOUNT KNOWLEDGE HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND DECEMBER 31, 2011

(Stated in US dollars)

MOUNT KNOWLEDGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US dollars)

	MARCH 31, 2012 (Unaudited)	DECEMBER 31, 2011
ASSETS
Current Assets
Cash	$ 378	$ 63,454
Prepaid expenses and other assets	10,000	10,000
Assets held for sale	-	142,083
Total Current Assets	10,378	215,537

Investment in non-consolidated subsidiary	-	490
TOTAL ASSETS	$ 10,378	$ 216,027

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 156,865	$ 116,715
Liabilities for assumption	-	280,525
Other payables	-	51,960
Due to related parties	176,900	177,900
Notes payable	700,000	600,000
Total Current Liabilities	1,033,765	1,227,100
Total Liabilities	1,033,765	1,227,100

Stockholders' Deficit
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, 50,000,000 shares, designated as Series A convertible preferred stock, $0.0001 par value, 8,888,888 issued and outstanding at December 31, 2011 and December 31, 2010	889	889
Common stock, $0.0001 par value, 200,000,000 shares authorized, 110,313,133 and 112,113,133 issued and outstanding at March 31, 2012 and December 31, 2011	11,031	11,211
Additional paid-in capital	5,220,221	5,580,041
Accumulated other comprehensive loss	(18,621)	(18,621)
Deficit	(7,359,038)	(7,349,728)
Total Stockholders’ Deficit for Mount Knowledge Holdings, Inc.	(2,145,518)	(1,776,208)
Non-controlling interest	1,122,131	765,135
Total Stockholders' Deficit	(1,023,387)	(1,011,073)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 10,378	$ 216,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

 (Stated in US dollars)

(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2012	2011
Sales revenue	$ -	$ -
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses
General and administrative expenses	162,506	481,063

Total operating expenses	162,506	481,063

Loss from operations	(162,506)	(481,063)

Other income	1,000	4,889
Interest expense	(40,150)	(294)

Net Loss from continuing operations	(201,656)	(476,468)

Discontinued operations:
Income (loss) from discontinuing operations	5,096	(298,593)
Gain on disposal of subsidiaries	184,246	-
Net Loss	(12,314)	(775,061)

Net income (loss) attributable to non-controlling interest	(3,004)	178,021
Net Loss Attributable to Common Shareholders	$ (9,310)	$ (597,040)

Net Loss	$ (12,314)	$ (775,061)
Foreign currency translation adjustments	-	(3,468)
Comprehensive loss	(12,314)	(778,529)
Comprehensive income (loss) attributable to non-controlling interest	(3,004)	178,021
Comprehensive loss attributable to common shareholders	$ (9,310)	$ (600,508)
Weighted Average Number of Common Shares Outstanding- Basic and Diluted	110,313,133	86,633,536

Net Loss from Continuing Operations per Common Share – Basic and Diluted	$ (0.00)	$ (0.01)
Net Income (loss) from Discontinued Operations per Common Share – Basic and Diluted	$ 0.00	$ (0.00)
Net Loss per Common Share - Basic and Diluted	$ (0.00)	$ (0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US dollars)

(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2012	2011
Operating Activities:
Net loss	$ (9,310)	$ (597,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest in subsidiary	(3,004)	(178,021)
Depreciation expense	-	3,442
Shares issued for consulting service provided	-	63,276
Share-based compensation	-	23,671
Gain on disposal of subsidiary	(184,246)	-
Changes in operating assets and liabilities:
Accounts receivable	-	1,621
Unbilled revenue	-	(59,331)
Other receivables	-	(4,410)
Changes in assets held for sale	46,294	-
Prepaid expenses and other assets	-	(18)
Accounts payable and accrued liabilities	40,150	48,244
Deferred revenue	-	15,262
Taxes payable	-	1,366
Other payable	(51,960)	(26,287)
Wages payable	-	62,515
Due to/from related party	(1,000)	77,504
Net cash used in operating activities	(163,076)	(568,206)

Investing Activities:
Purchase of equipment	-	(6,093)
Advance/loans to related party	-	-
Net cash used in investing activities	-	(6,093)

Financing Activities:
Proceeds from related parties	-	30,695
Repayment to note payable	-	(20,186)
Proceeds from note payable	100,000	-
Proceeds from share issuances to non-controlling interests	-	391,705
Net cash provided by financing activities	100,000	402,214

Effect of exchange rate changes on cash	-	53,515

Net Change in Cash	(63,076)	(118,570)

Cash, at beginning of period	63,454	288,872

Cash, at end of period	$ 378	$ 170,302

Supplemental Disclosure of Cash Flow Information:
Interest expense paid	$ -	$ -
Income taxes paid	$ -	$ 6,686
Non-Cash Investing and Financing Activities
Conversion of note payable to equity	$ -	$ 719,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

(b) 66.47% ownership interest of MTK USA

(c) 49.00% ownership interest of MTK TECH

On December 30, 2011, the Company disposed of its 49.00% ownership interest in Mount Knowledge Technologies Inc., a Canadian corporation (“MTK TECH”), pursuant to a Separation and Settlement Agreement dated December 30, 2011 between the Company and Ucandu Learning Centres Inc. and Mr. Erwin Sniedzins, the Company’s former Chairman.

At December 31, 2011, the corporate structure of the Company, after the sale and disposition of certain operating subsidiaries during the fourth quarter of fiscal year 2011, consisted of the following:

(a) 100% ownership interest of Mount Knowledge Asia Ltd., Hong Kong (“MKA”); and its 100% ownership interest of The Language Key Training Ltd., Hong Kong (“LKTR”).

(b) 60.62% ownership interest of MTK USA.

In February 2012, the Company sold Language Key Training Ltd., its Hong Kong subsidiary (“LKTR”) for a nominal cash consideration to Software Sans Frontiere SA, a Belize corporation, for consideration representing the assumption of all of the liabilities of LKTR. The trademark and associated course training materials were returned to the original seller whose obligation was settled by the payment of $15,000 prior to disposition.

On February 24, 2012, MKA sold 100% ownership interest of LKTR. After the LKTR sale, the corporate structure of the Company consisted of the following:

(a) 100% ownership interest of MKA;

(b) 66.47% ownership interest of MTK USA

Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included.  Operating results for the interim periods are not necessarily indicative of financial results for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The accompanying interim condensed consolidated financial statements have been prepared in accordance with U.S generally accepted accounting principles (“US GAAP”). The Company’s functional currency is US dollar. The LK Group’s functional currencies are the Chinese Renminbi (“RMB¥”) and Hong Kong dollar (“HKD$”); however the accompanying condensed consolidated financial statements have been translated and presented in United States Dollars (“USD$”).

Consolidation

The accompanying interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in preparing the accompanying condensed consolidated financial statements.

Use of Estimates

In preparing these condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

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

Basic and Diluted Loss per Share

In accordance with the Accounting Standards Codification (ASC) subtopic 260-10 (formerly SFAS No. 128 “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2012 and December 31, 2011, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

Investment in Unconsolidated Subsidiary

The Company has investments in a certain subsidiary of which the Company does not have control and therefore does not require consolidation. The investment is accounted for under the equity method.

Comprehensive Income

The Company had adopted ASC220, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances in a full-set of general-purpose financial statements. The Company’s accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments.

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

NOTE 2 - GOING CONCERN

The accompanying interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net loss of $12,314 for the three months ended March 31, 2012. In addition, the Company had a working capital deficit of $1,023,387 and deficit of $7,355,569 as of March 31, 2012. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and become successful in marketing products under the license agreement described above. Management has plans to seek additional capital through debt, and private and public offerings of its common stock. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE 3 - INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

On December 16, 2010, the Company acquired 49% of the ownership interest in Mount Knowledge Technologies Inc. (formerly known as 1827281 Ontario Inc.) (“MTK Tech”) formed on June 16, 2010 as a technology development company to oversee new technological advancements of the Company’s Intellectual Property acquired on December 29, 2010. Ucandu Learning Centres Inc (“Ucandu”), a company owned by Erwin Sniedzins, the Company’s chairman and director (“Sniedzins”), owns the remaining 51% of MTK Tech. The ownership structure of MTK Tech enables it to seek small business development incentive programs and other private and public research initiatives available in Canada. The investment in MTK Tech is recorded by the Company using the equity method of accounting.

Subsequently, on December 28, 2010, the Company entered into a five-year Option Agreement with Ucandu to purchase the remaining 510,000 shares of common stock of MTK Tech (51%) for an exercise price of 100,000 shares of the Company’s common stock, at the Company’s discretion. As of April 15, 2011, the Company had not exercised the Option with Ucandu.

On December 30, 2011, the Company executed a Separation and Settlement Agreement with Ucandu, Mount Knowledge Inc., MTK Tech, and Sniedzins, pursuant to which the parties agreed to the following:

(1) The Company, Ucandu and Sniedzins cancelled the Intellectual Property Purchase Agreement, dated as of December 28, 2010, pursuant to which Sniedzins and Ucandu sold certain software, which included all copyrights, patents, trademarks, service marks and trade secrets therein (the “Intellectual Property”) to the Company (the “IP Agreement”). Pursuant to the execution of the Separation and Settlement Agreement, and the cancellation of the IP Agreement therein, the Company agreed to return the Intellectual Property to Ucandu and Sniedzins, effectively immediately;

(2) The Company and Ucandu terminated the Independent Contractor Agreement dated as of December 28, 2010, pursuant to which the Company engaged Ucandu to provide sales and marketing and technology services to the Company. Pursuant to the execution of the Separation and Settlement Agreement, and the cancellation of the Contractor Agreement therein, the Company agreed to pay Ucandu a total of 100,000 shares of Common Stock of the Company as a payment in full to settle any and all unpaid payments due Ucandu on the date of execution of the Separation and Settlement Agreement, as well as transfer of all MTK Tech shares owned by the Company;

(3) The Company and Ucandu cancelled the Option Agreement pursuant to which Ucandu granted to the Company an option to purchase 510,000 shares of MTK Tech from Ucandu; and

(4) Sniedzins resigned as a member of the Board of Directors of the Company.

NOTE 4 – NOTES PAYABLE

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

Promissory Notes

(a) On January 11, 2012, the Company entered into a joinder agreement to the original Securities Purchase Agreement executed on September 14, 2011, pursuant to which the Company issued to Vukota Capital Management Inc., an Ontario, Canada company (the “Lender”), a promissory note in the principal amount of $100,000. The note matures one year from the closing date.

(b) On November 30, 2012, the parties executed a forbearance agreement to forbear any legal action on the existing default of the promissory notes until December 31, 2013. The Company expects the repayment or conversion of the notes on or before the expiration of the forbearance period.

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

(d) On February 17, 2012, LKTR executed a Separation and Settlement Agreement with Foxglove International Enterprises Ltd., a BVI company, to settle a promissory note in the face value amount of $65,776, for the safe return and the release the language trademarks and acknowledgement of copyright of training content and transfer of ownership and right of use.

NOTE 5 - RELATED PARTY TRANSACTIONS

Related party transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

During the three months ended March 31, 2012 and the year ended December 31, 2011, the related parties consisted of the following:

(1) The Language Key China Ltd. Guangzhou (“LKGZ”), branch office of LKA’s China subsidiary;

(2) Mr. Jeff Tennenbaum, former CFO of LKA;

(3) Birch First Advisors, LLC, an affiliate and consultant to the Company;

(4) Birch First Global Investments, Inc., an affiliate to the Company;

(5) Practical Business Advisors, LLC, a company controlled by Daniel A. Carr, the Company’s former President, CEO, Treasurer, and Director;

(6) The Language Key China Ltd. Shanghai.

(7) The Language Key Asia Ltd.

(8) The Language Key Publishing Ltd.

Due from related parties consists of the following:

	March 31, 2012	December 31, 2011
The Language Key China Ltd. Shanghai	$ -	$ 67,619
The Language Key Asia Ltd.	-	4,676
The Language Key Publishing Ltd.	-	1,340
The Language Key China Ltd. Guangzhou	-	11,816
Birch First Advisors, LLC	-	-
	-	85,451
Less: Due From Related Parties included in Assets Held For Sale	-	(85,451)
Total Due From Related Parties	$ -	$ -

Due to related party consists of the following:

	March 31, 2012	December 31, 2011
Practical Business Advisors, LLC	$ -	$ 1,000
Mr. Jeff Tennenbaum	-	6,526
Birch First Global Investments, Inc.	176,900	176,900
	176,900	184,426
Less: Due To Related Parties included in Liabilities Held For Sale	-	(6,526)
Total Due To Related Parties	$ 176,900	$ 177,900

As at March 31, 2012 and December 31, 2011, the amounts owing to Birch First Global Investments, Inc. totaled $176,900 and $176,900, respectively. This represented a payable for loans to the Company provided by an affiliate of the Company. The balances due to Practical Business Advisors, LLC as at March 31, 2012 and December 31, 2011 represents a cash advance from the related party for the amount of $nil and $1,000.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Authorized Shares

As of March 31, 2012 and December 31, 2011, the Company’s authorized shares consisted of the following:

100,000,000 preferred shares with 50,000,000 designated as Series A convertible, par value $0.0001;

200,000,000 common shares, par value $0.0001.

Common Stock – Mount Knowledge Holdings Inc.

Three months ended March 31, 2012

No common stock of the Company was issued during the three months ended March 31, 2012.

Year ended December 31, 2011

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

Common Stock – Mount Knowledge USA Inc.

Three months ended March 31, 2012

No common stock of MTK USA was issued during the three months ended March 31, 2012.

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

Share Purchase Warrants

Three months ended March 31, 2012

No share purchase warrants of the Company were issued during the three months ended March 31, 2012.

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

A summary of the common stock warrant activity for the three months ended March 31, 2012 (no activity) and for the year ended December 31, 2011 is as follows:

	Number Of Shares	Weighted Average Exercise Price
Balance at December 31, 2010	24,000,000	$0.18

Granted June 30, 2011	1,198,924	0.50
Granted June 30, 2011	358,333	0.50
Granted July 29, 2011	3,600,000	0.20
Cancelled December 30, 2011	(3,600,000)	(0.20)

Balance at December 31, 2011 and March 31, 2012	25,557,257	$0.19

The range of exercise prices and the weighted average remaining life of the warrants outstanding at March 31, 2012 were $0.15 to $0.50 and 0.97 years, respectively.

NOTE 7 – DISCONTINUED OPERATIONS

a) Disposal of Hong Kong Holding Company and Its Subsidiaries

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

b) Sale of Subsidiary in Quarter 1, 2012 – Language Key Training Ltd.

In February 2012, the Company sold Language Key Training Ltd., its Hong Kong subsidiary (“LKTR”) for a nominal cash consideration to Software Sans Frontiere SA, a Belize corporation, for consideration representing the assumption of all of the liabilities of LKTR. The trademark and associated course training materials were returned to the original seller whose obligation was settled by the payment of $15,000 prior to disposition.

The Company’s management made the decision to sell the LKTR due to ongoing losses and failed restructuring efforts as a result of the lack of available financing for Hong Kong and China based educational companies. At December 31, 2011, the assets and liabilities of LKTR were classified as “assets and liabilities held for sale” at the lower of their carrying value or fair value less cost to sell as they met criteria of held for sale. There had been no impairments related to LKTR.

The carrying amounts of the major classes of assets and liabilities held for sale related to LKA and LKTR are as follows:

	March 31, 2012	December 31, 2011

Cash and equivalents	$-	$4,428
Accounts and other receivables	-	2,426
Unbilled revenue	-	12,757
Corporate tax recoverable	-	10,273
Due from related parties	-	85,451
Property and equipment	-	13,113
Other assets	-	13,635

Total assets held for sale	$-	$142,083

	March 31, 2012	December 31, 2011

Accrued liabilities	$-	$33,307
Other payables	-	240,692
Due to related parties	-	6,526

Total liabilities for assumption	$-	$280,525

NOTE 8 – CONTINGENT LIABILITIES AND CONTRACTUAL OBLIGATIONS

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

NOTE 9 – SUBSEQUENT EVENTS

(a) Bridge Financing - Forbearance of Promissory Notes – Vukota Capital Management Inc.

On November 30, 2012, Vukota Capital Management Inc., an Ontario, Canada company (the “Lender”) executed a Forbearance Agreement with the Company, in which the Lender agreed, that during the period commencing on the date of execution of the Agreement and ending on and including December 31, 2013 (the "Forbearance Period"), the Lender would not file suit or take any other action to foreclose on the collateral or file suit or take any other action to enforce its rights under the Securities Purchase Agreement dated as of September 14, 2012 (as amended, supplemented or otherwise modified from time to time, including Amendment No. 1 to Securities Purchase Agreement dated on or about November 8, 2011, collectively referred to as the "Securities Purchase Agreement"), and those certain promissory notes dated as of September 14, 2012, and on subsequent dates thereafter, (as amended, supplemented or otherwise modified from time to time, all of which were joined to the Securities Purchase Agreement with the effective date of September 14, 2012, by the execution of those certain Joinder Agreements to Securities Purchase Agreement, by each and every Lender, separately (as amended, supplemented or otherwise modified from time to time, the "Joinder Agreements,") and, together with that certain Stock Pledge Agreement dated as of September 14, 2012 (as amended, supplemented or otherwise modified from time to time). This limited forbearance does not extend to any other default or events of default under any other provision of the transaction documents or any of the other rights and remedies available to the Lender under the transaction documents.

Upon the earlier of (i) the occurrence of a forbearance default and (ii) the expiration of the Forbearance Period, the Lender’s agreement to forbear shall automatically be deemed terminated and Lender shall be entitled to immediately and without notice exercise all of its rights and remedies under the credit agreements and all transaction documents.

(b) Settlement of Employment Claim of Key Executive of Subsidiary

On January 15, 2013, the Company, Mount Knowledge Asia, Ltd., and Haddow executed a Mutual Indemnification and Release Agreement in which all parties agreed to resolve all claims either Party may have against the other under, including but not limited to, any promises or commitments, verbal or written during the business dealing with each other prior to the date of this Agreement, and otherwise resolve their disputes on an amicable basis. The Release Agreement included the release of any and all contingent liabilities, whether acknowledged or denied, relating to: (a) the Company’s corporate guarantee of Haddow’s USD$50,000 short-term note payable to Language Key Asia Ltd.’s China subsidiary, and/or (b) Haddow’s salary claim judgment against LKA and LKTR in the sum of HK$1,135,245.43.

(c) Subsequent 2012 Sales of Unregistered Securities

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

(iii) On July 5, 2012, the Company completed a private offering of 2,500,000 shares of its common stock at a price of $0.02 per share to a total of 3 purchasers, for total proceeds of $50,000.

(iv) On August 09, 2012, the Company completed a private offering of 2,500,000 shares of its common stock at a price of $0.02 per share to a total of 2 purchasers, for total proceeds of $50,000.

(v) On October 04, 2012, the Company completed a private offering of 100,000 shares of its common stock at a price of $0.02 per share with 1 purchaser, for total proceeds of $2,000.

(vi) On December 04, 2012, the Company completed a private offering of a total of 5,000,000 shares of its common stock at a price of $0.02 per share with 1 purchaser, for total proceeds of $100,000.

(vii) On December 14, 2012, the Company completed a private offering of a total of 1,000,000 shares of its common stock at a price of $0.02 per share with 1 purchaser, for total proceeds of $20,000.

(d) Definitive Agreement to Purchase Forum Mobile-Israel Ltd.

(i) Execution of Letter of Intent

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

The primary terms and conditions of the Agreement are as follows:

At closing,

(i) FRMB will assign, transfer, convey and deliver the all of the outstanding shares of FM (the “FM Shares”) to an escrow agent, and

(ii) in consideration and exchange therefore the Company shall issue and deliver to FRMB, a number of shares of:

(A) common stock, par value $0.0001 per share of the Company, equal to 4 shares of common stock of the Company, for 1 fully diluted share of common stock of the Company held by the existing stockholders of the Company immediately prior to the closing, and

(B) Series A preferred stock, par value $0.0001 per share of the Company, equal to 4 shares of preferred stock of the Company, for every 1 fully diluted share of preferred stock held by the existing stockholders of the Company immediately prior to the closing, in such amounts to be determined at closing.

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

(e) Sale of Subsidiaries - Mount Knowledge Asia Ltd. and Mount Knowledge USA Inc.

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

(f) Settlement of Outstanding Debt

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

(g) 2013 Cash Sales of Unregistered Securities – Common Stock

On March 1, 2013, the Company completed a private offering of 1,000,000 shares of its common stock at a price of $0.02 per share to 1 purchaser, for total proceeds of $20,000.

(h) Stock Issuance for Contracted Services

On March 15, 2013, the Company issued a total of 62,500 shares of restricted common stock of the Company to four (4) separate related parties for services rendered to the Company by Source Capital Group Inc., and 1,750,000 shares to one contractor for services rendered to the Company, respectively. The fair value of the services received during this period was calculated as the market price ($0.18) at the date of grant and the date service is provided with a total value of $11,250 and $315,000.

Separately, the Company issued a total of 150,000 shares of restricted common stock of the Company to an officer and director of the Company for services rendered. The fair value of the services received during this period was calculated as the market price ($0.18) at the date of grant and the date service is provided with a total value of $27.000.

(i) Vendor Settlements

On March 15, 2013, the Company issued a total of 238,654 shares of its common stock at a price of $0.15 per share to a total of three (3) vendors, in exchange for the settlement of a total of $35,795 of outstanding Company obligations.

(j) Bridge Financing - Promissory Notes

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

(k) 2013 Sales of Unregistered Securities – Preferred Stock

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

ITEM 2. MANAGEMENT ’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company began as an exploration stage company engaged in the acquisition and exploration of mineral properties. On July 27, 2009, the Company changed its previous business plan to an educational software development and sales company.

Today, we are a software development and sales company engaged in the business of acquiring innovative technologies. We currently have no operating subsidiaries and operate on a limited basis from 2 major cities in the US and Canada.

Previously, the Company, through our wholly owned subsidiary, Mount Knowledge Asia Ltd. (“MKA”), acquired and operated Language Key Asia Ltd. (“LKA”) and the Language Key Group of companies (“LK Group”) which included Language Key Corporate Training Solutions Ltd. (a Hong Kong corporation, and formerly The Language Key China Ltd., established on August 21, 2002, “LKCTS”), The Language Key Training Ltd. (a Hong Kong corporation established on March 21, 2003, “LKTR”), The Language Key China Ltd. (a Wholly Owned Foreign Enterprise registered in Shanghai, China established on October 11, 2002, “LKCH”), and Language Key Publishing Ltd.  Each of the LK Group companies were a direct, wholly owned subsidiary of LKA, providing custom business English and communications skills courses, soft skills workshops, executive coaching and other related services to public and private sector clients, including government entities in Hong Kong and other Fortune 500 corporations. We acquired LKA on December 31, 2010 and, as a result, we were no longer considered a development stage enterprise under SFAS No. 7 “Accounting and Reporting by Development Stage Enterprises.”

October 24, 2011, MKA sold LKA and all of its subsidiaries, except for LKTR (the “LK Subsidiaries”) to Software Sans Frontiere SA, a Belize corporation (“SSF”), for consideration representing the assumption of all of the liabilities of the LK Subsidiaries.  Congruently, LKTR became a direct subsidiary of MKA. The Company’s management made the decision to sell the LK Subsidiaries due to ongoing losses and failed restructuring efforts as a result of the lack of available financing for China based companies.

During the period ending March 31, 2012, the Company decided to further its corporate restructuring plan and, on February 24, 2012, we sold LKTR to SSF for consideration representing the assumption of all the liabilities of LKTR. In addition, the LK trademark and associated course training materials were returned to the original seller whose obligation was settled by the payment of $15,000 prior to disposition. Subsequently, on December 28, 2012, we sold MKA and our US subsidiary, Mount Knowledge USA, Inc. (“MTK USA”), to SSF for consideration representing the assumption of all the liabilities of both MKA and MTKUSA.

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

The primary terms and conditions of the Agreement are as follows:

At closing,

(i) FRMB will assign, transfer, convey and deliver the all of the outstanding shares of FM (the “FM Shares”) to an escrow agent, and

(ii) in consideration and exchange therefore the Company shall issue and deliver to FRMB, a number of shares of:

(A)

common stock, par value $0.0001 per share of the Company, equal to 4 shares of common stock of the Company, for 1 fully diluted share of common stock of the Company held by the existing stockholders of the Company immediately prior to the closing, and

(B) Series A preferred stock, par value $0.0001 per share of the Company, equal to 4 shares of preferred stock of the Company, for every 1 fully diluted share of preferred stock held by the existing stockholders of the Company immediately prior to the closing, in such amounts to be determined at closing.

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

Corporate Structure

The Company is a platform company that was established for the purpose of acquiring and operating market-leading global technology development companies. As of March 31, 2012, the corporate structure of the Company consisted of the following:

(a)

100% ownership interest of MKA;

(b)

66.47% ownership interest of MTK USA

Currently, the Company has no subsidiaries.

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

Financial Condition, Liquidity and Capital Resources

As of March 31, 2012, we had $378 cash. We had limited operations and revenues during the three-month period ended March 31, 2012. We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed marketing and sales operations.

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

Results of Operations

Basis of Presentation

For management discussion and analysis purposes, the operational data provided represents the financial results of the Company for the three months ended March 31 2012 and 2011, respectively.

The following table represents sales of our products and services for the three months ended March 31, 2012 and 2011:

THREE MONTHS ENDED MARCH 31
	2012	2011
Sales revenue	$ -	$ -
Cost of goods sold	-	-
Gross profit	-	-

Revenues

Revenue for the three months ended March 30, 2012 was $0 compared to revenue for the three months ended March 31, 2011 of $0, due to the dispositions of the LK Subsidiaries in 2011.

Cost of goods sold was primarily composed of the costs of the Company’s trainers as well as materials and transportation expenses associated with delivering training courses. Cost of goods sold for the three months ended March 31, 2012 was $0, compared to cost of goods sold for the three months ended March 31, 2011 of $0.

Gross profit is calculated by deducting cost of goods sold from revenues and ranges from 0% to 100%, depending on the nature of the specific courses sold and the contract terms negotiated. Gross profit for the three months ended March 31, 2012 was 0% compared to gross profit for the three months ended on March 31, 2011 of 0%.

The following table represents operating costs and expenses for the three months ended March 31, 2012 and 2011:

	THREE MONTHS ENDED MARCH 31
	2012	2011
Operating expenses
General and administrative expenses	162,506	481,063

Total operating expenses	162,506	481,063

Loss from operations	(162,506)	(481,063)

Other income	1,000	4,889
Gain on disposal of subsidiaries	184,246	-
Interest expense	(40,150)	(294)

Net Loss from continuing operations	(17,410)	(476,468)

Discontinued operations:
Income (loss) from discontinuing operations	5,096	(298,593)

Net Loss	(12,314)	(775,061)

Net income attributable to non-controlling interest	6,473	178,021
Net Loss Attributable to Common Shareholders	$ (5,841)	$ (597,040)

Net Loss	$ (12,314)	$ (775,061)
Foreign currency translation adjustments	-	(3,468)
Comprehensive loss	(12,314)	(778,529)
Comprehensive income attributable to non-controlling interest	6,473	178,021
Comprehensive loss attributable to common shareholders	$ (5,841)	$ (600,508)

Operating costs and expenses

General, and administrative expenses for the three months ended March 31, 2012 were $162,506 compared to $481,063 for the three months ended March 31, 2011. This decrease was due to the impact of corporate decisions made in the fourth quarter of 2011 and the first quarter of 2012, pursuant to the disposition of the LK Subsidiaries and LKTR, respectively.

Gain on disposal of subsidiary

The Company also incurred gain on disposal of subsidiary of $184,246 during the three months ended March 31, 2012. Due to significant losses in the LKA operations for twelve month period ending December, 2011, and in the LKTR operation for three month period ending March 31, 2012, respectively, and the Company’s inability to successfully obtain the required financing to sustain its further operations, the Company decided to sell LKA (and, the LK Subsidiaries) in the forth quarter of 2011 and LKTR in the first quarter of 2012, in order to limit ongoing losses. As a result, the sale of LKTR consisted of the assumption of liabilities only, and therefore, the Company incurred gain on disposal of subsidiary.

Income (loss) from discontinued operations

During first quarter 2012, the Company sold LKTR to Software Sans Frontiere SA, a Belize corporation, for consideration representing the assumption of all of the liabilities of LKTR.  As a result of the sale, we reclassified the operating results of LKTR to income (loss) from discontinued operations of $5,096 and $(298,593) for the three months ended March 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources for fiscal 2012 will be cash on hand, internally generated cash flows from operations. As of March 31, 2012, we had cash on hand of $378, $10,000 in prepaid and other assets.

Cash Flows

The following table summarizes the cash flows for the three month periods ended March 31, 2012 and 2011:

	THREE MONTHS ENDED MARCH 31
	2012	2011

Net cash used in operating activities	$ (163,076)	$ (568,206)
Net cash (used in) investing activities	-	(6,093)
Net cash provided by financing activities	100,000	402,214
Effect of exchange rate changes on cash	-	53,515
Cash and Cash Equivalents, at end of period	$ 378	$ 170,302

We anticipate that we will incur a minimum of $50,000 for operating expenses in the next quarter. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $(163,076) during the three month period ended March 31, 2012 and $(568,206) during the three month period ended March 31, 2011. Cash used in operating activities was funded by cash from operating revenues and financing activities.

Cash From Investing Activities

We received cash in investment activities in the amount of $0 during the three month period ended March 31, 2012 and used $(6,093) cash in investing activities during the three month period ended March 31, 2011.

Cash from Financing Activities

We generated $100,000 and $402,214 cash from financing activities during the three month period ended March 31, 2012 and March 31, 2011.

For the period from January 1, 2009 through March 31, 2012, the Company incurred net losses aggregating $7,355,569. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our future operating expenses and the capital expenses in the report on the financial statements for the year period ended December 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

h) Impairment of Long-Lived Assets

Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets ’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.

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

Item 4. Controls and Procedures.

Management ’ s evaluation of disclosure controls and procedures

a)

Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of second fiscal quarter 2011 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC ’ s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2012 due to the following:

i.

there is a lack of adequate segregation of duties in our accounting and financial reporting functions;

ii.

there is a lack of entity wide controls, including no audit committee, and a failure to maintain formalized accounting policies and procedures;

iii.

senior management has not established and maintained a “proper tone ” as to internal control over financial reporting;

iv.

there may be a lack of sufficient controls relating to user access security levels in our accounting software to restrict access to certain financial applications only to employees requiring to complete their job functions.

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

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

Definitive Agreement by and among Mount Knowledge Holdings, Inc., Birch First Advisors, LLC and Mount Knowledge USA, Inc. dated December 31, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2011]

Share Purchase Agreement between Mount Knowledge Asia Ltd. and Sans Software Frontiere S.A. dated October 24, 201, for the sale of Language Key Asia Ltd. (“LKA”), and all of its related subsidiaries (“LK Entities”), except Language Key Training Ltd. (“LKTR”) [incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 10-K filed with the SEC on July 31, 2013]

Share Purchase Agreement between Mount Knowledge Asia Ltd. and Sans Software Frontiere S.A. dated February 6, 2012, for the sale of Language Key Training Ltd. [incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 10-K filed with the SEC on July 31, 2013]

Placement and M&A Agreement between Mount Knowledge Holdings, Inc. and Chardan Capital Markets dated May 21, 2012 [incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 10-K filed with the SEC on July 31, 2013]

Share Purchase Agreement between Mount Knowledge Holdings Inc. and Sans Software Frontiere S.A. dated December 28, 2012, for the sale of Mount Knowledge Asia Ltd. [incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 10-K filed with the SEC on July 31, 2013]

Share Purchase Agreement between Mount Knowledge Holdings Inc. and Sans Software Frontiere S.A. dated December 28, 2012, for the sale of Mount Knowledge USA Inc. [incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 10-K filed with the SEC on July 31, 2013]

Separation and Settlement Agreement between Mount Knowledge Holdings Inc. and Birch First Global Investments Inc. [incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 10-K filed with the SEC on July 31, 2013]

Mutual Indemnification and Release Agreement between Mount Knowledge Holdings Inc. and Mount Knowledge Asia Ltd and Dirk Haddow and Matthew John Bentley [incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 10-K filed with the SEC on July 31, 2013]

Stock Purchase Agreement between Mount Knowledge Holdings Inc. and George Kaufman [incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 10-K filed with the SEC on July 31, 2013]

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

Date: August 5, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

By /s/ James D. Beatty
      James D. Beatty
      President, Treasurer, Chief Executive Officer,
      Chief Financial Officer, and Director
      (Principal Executive Officer, Principal Accounting Officer
       and Principal Financial Officer)

Date: August 5, 2013

Exhibit 31.1

CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OFTHE SARBANES-OXLEY ACT OF 2002

I, James D. Beatty, certify that:

1.	I have reviewed this Annual Report on Form 10-Q of Mount Knowledge Holdings, Inc.

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

Date: August 5, 2013

By /s/ James D. Beatty
James D. Beatty
President, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Exhibit 32.1

CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TOSECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, James D. Beatty, Chief Executive Officer and Chief Financial Officer of Mount Knowledge Holdings, Inc. (the “Company”) hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Annual Report on Form 10-Q of the Company for the three months ended March 31, 2012 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 5, 2013	By:	/s/ James D. Beatty
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

Exhibit 21.1

SUBSIDIARIES

For the three months ended March 31, 2012, the corporate structure of the Company, after the sale and disposition of certain operating subsidiaries during the first quarter of 2012, consisted of the following:

(a)

100% ownership interest of Mount Knowledge Asia Ltd., Hong Kong (“MKA”);

(b)

60.62% ownership interest of MTK USA.

For the year ended December 31, 2012, the corporate structure of the Company, after the sale and disposition of the remaining operating subsidiaries during the fourth corporate of 2012, respectively, consisted of no subsidiaries.