Form 10-Q/A
period 2012-03-31
Mount Knowledge Holdings, Inc.
filed 2013-09-10
CIK 1397951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

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

Explanatory Note

This Amendment No. 1 (this "Amendment") to our Quarterly Report on Form 10-Q for the period ended March 31, 2012, originally filed with the Securities and Exchange Commission on September 5, 2013 (the "Original Form 10-Q"), is being filed to furnish Exhibit 101 to the Original Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

MOUNT KNOWLEDGE HOLDINGS, INC.

FORM 10-Q

March 31, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	6
Item 2.	Management ’ s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

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

Date: September 10 , 2013

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

Date: September 10 , 2013

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

Date: September 10 , 2013

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

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 10 , 2013	By:	/s/ James D. Beatty
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