Form 10-Q
period 2012-06-30
Mount Knowledge Holdings, Inc.
filed 2013-09-26
CIK 1397951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes [  X ]       No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “ large accelerated filer, ” “ accelerated filer, ” and “ smaller reporting company ” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]           No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of September 9, 2013 there were 199,996,251 shares, par value $.0001, of common stock.

MOUNT KNOWLEDGE HOLDINGS, INC.

FORM 10-Q

June 30, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	5
Item 2.	Management ’ s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29

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

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

MOUNT KNOWLEDGE HOLDINGS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND DECEMBER 31, 2011

(Stated in US dollars)

MOUNT KNOWLEDGE HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US dollars)
	JUNE 30, 2012 (Unaudited)	DECEMBER 31, 2011
ASSETS
Current Assets
Cash	$ 85	$ 63,454
Prepaid expenses and other assets	10,000	10,000
Assets held for sale	-	142,083
Total Current Assets	10,085	215,537

Investment in non-consolidated subsidiary	-	490
TOTAL ASSETS	$ 10,085	$ 216,027

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 169,270	$ 116,715
Liabilities for assumption	-	280,525
Other payables	-	51,960
Due to related parties	176,900	177,900
Notes payable	550,000	600,000
Total Current Liabilities	896,170	1,227,100
Total Liabilities	896,170	1,227,100

Stockholders' Deficit
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, 50,000,000 shares, designated as Series A convertible preferred stock, $0.0001 par value, 8,888,888 issued and outstanding at June 30, 2012 and December 31, 2011	889	889
Common stock, $0.0001 par value, 200,000,000 shares authorized, 185,695,096 and 110,978,650 issued and outstanding at June 30, 2012 and December 31, 2011	18,570	11,098
Additional paid-in capital	6,221,090	5,318,114
Accumulated other comprehensive loss	(18,621)	(18,621)
Deficit, prior to development stage	(7,096,998)	(7,087,688)
Deficit, since commencement of development stage	(11,015)	-
Total Stockholders’ Deficit for Mount Knowledge Holdings, Inc.	(886,085)	(1,776,208)
Non-controlling interest	-	765,135
Total Stockholders' Deficit	(886,085)	(1,011,073)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 10,085	$ 216,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MOUNT KNOWLEDGE HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Stated in US dollars)
(Unaudited)
	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30		FOR THE DEVELOPMENT STAGE PERIOD, FROM APRIL 1, 2012 TO JUNE 30
	2012	2011	2012	2011	2012
Sales revenue	$ -	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-	-
Gross profit	-	-	-	-	-
Operating expenses
General and administrative expenses	293	870,058	162,799	1,351,121	293
Total operating expenses	293	870,058	162,799	1,351,121	293
Loss from operations	(293)	(870,058)	(162,799)	(1,351,121)	(293)
Other income	-	14,391	1,000	19,280	-
Interest expense	(23,355)	(830)	(63,505)	(1,124)	(23,355)
Gain on debt extinguishment	12,633	-	12,633	-	12,633
Net loss from continuing operations	(11,015)	(856,497)	(212,671)	(1,332,965)	(11,015)
Discontinued operations
Income (loss) from discontinued operations	-	167,618	5,096	(130,975)	-
Gain on disposal of subsidiary	-	-	184,246	-	-
Net Loss	(11,015)	(688,879)	(23,329)	(1,463,940)	(11,015)
Net loss attributable to non-controlling interest	-	(208,443)	(3,004)	(386,464)	-
Net Loss Attributable to Common Shareholders	$ (11,015)	$ (480,436)	$ (20,325)	$ (1,077,476)	$ (11,015)
Comprehensive Loss
Net Loss	(11,015)	(688,879)	(23,329)	(1,463,940)	(11,015)
Foreign currency translation adjustments	-	(3,335)	-	(6,803)	-
Comprehensive Loss	(11,015)	(692,214)	(23,329)	(1,470,743)	(11,015)
Comprehensive loss attributable to non-controlling interest	-	(208,443)	(3,004)	(386,464)	-
Comprehensive Loss Attributable To Common Shareholders	$ (11,015)	$ (483,771)	$ (20,325)	$ (1,084,279)	$ (11,015)
Weighted Average Number of Common Shares Outstanding- Basic and Diluted	119,189,248	99,841,372	115,083,949	99,959,962
Net Loss from Continuing Operations Per Common Share - Basic and Diluted	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)
Net Loss from Discontinuing Operations Per Common Share - Basic and Diluted	$ (0.00)	$ 0.00	0.00	(0.00)
Net Loss Per Common Share - Basic and Diluted	$ (0.00)	$ (0.00)	(0.00)	(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US dollars)
(Unaudited)
	SIX MONTHS ENDED JUNE 30		FOR THE DEVELOPMENT STAGE PERIOD, FROM APRIL 1, 2012 TO JUNE 30
	2012	2011	2012

Operating Activities:
Net loss attributable to common shareholders	$ (20,325)	$ (1,077,476)	$ (11,015)
Adjustments to reconcile net loss to net cash used in operating activities:
activities:
Net loss attributable to non-controlling interest in subsidiary	(3,004)	(386,464)	-
Depreciation expense	-	7,087	-
Shares issued for consulting service provided	-	108,276	-
Share-based compensation	-	48,000	-
Gain on debt extinguishment	(12,633)	-	(12,633)
Gain on disposal of subsidiary	(184,246)	-	-
Changes in operating assets and liabilities:
Accounts receivable	-	33,342	-
Unbilled revenue	-	(18,947)	-
Other receivables	-	(2,074)	-
Changes in assets held for sale	46,294	-	-
Prepaid expenses and other assets	-	(14,526)	-
Accounts payable and accrued liabilities	63,505	192,527	23,355
Deferred revenue	-	(25,807)	-
Taxes payable	-	(10,777)	-
Other payable	(51,960)	25,647	-
Wages payable	-	105,511	-
Due to/from related party	(1,000)	73,097	-
Net cash used in operating activities	(163,369)	(942,584)	(293)

Investing Activities:
Purchase of equipment	-	(12,139)	-
Advance/loans to related party	-	37,271	-
Net cash provided by investing activities	-	25,132	-

Financing Activities:
Proceeds from related parties	-	161,755	-
Proceeds from note payable	100,000	40,000	-
Repayment to note payable	-	(31,116)	-
Proceeds from share issuances to non-controlling interests	-	552,165	-
Net cash provided by financing activities	100,000	722,804	-
Effect of exchange rate changes on cash	-	8,807	-
Net Decrease in Cash	(63,369)	(185,841)	(293)
Cash, at end of period	$ 85	$ 103,031	$ 85
Supplemental Disclosure of Cash Flow Information:
Interest expense paid	$ -	$ 1,124	$ -
Income taxes paid	$ -	$ 6,686	$ -
Non-Cash Investing and Financing Activities
Conversion of note payable to equity	$ -	$ 719,354	$ -
Common stock issued in exchange for shares of Mount Knowledge USA Inc.	$ (446,953)	$ -	$ (446,953)
Warrants issued in exchange for shares of Mount Knowledge USA Inc.	$ 446,953	$ -	$ 446,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

a)

100% ownership interest of Mount Knowledge Asia Ltd., Hong Kong (“MKA”);

(i)

100% ownership interest of LKA;

(1)

100% ownership interest of Language Key Corporate Training Solutions Ltd., Hong Kong (“LKCTS”);

(a)

100% ownership interest of LKTR; and

(b)

100% ownership interest of Language Key China Ltd., China WOFE (“LKCH”)

(2)

100% ownership interest of LKPUB.

b)

66.47% ownership interest of MTK USA

c)

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

a)

100% ownership interest of Mount Knowledge Asia Ltd., Hong Kong (“MKA”); and its 100% ownership interest of The Language Key Training Ltd., Hong Kong (“LKTR”).

b)

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

On February 24, 2012, MKA sold 100% ownership interest of LKTR. After the LKTR sale, the corporate structure of the Company consisted of the following:

a)

100% ownership interest of MKA;

b)

66.47% ownership interest of MTK USA

Beginning April 1, 2012, the Company became classified as a development stage company.

As of June 30, 2012, the corporate structure of the Company consisted of 100% ownership interest of both MKA and MTK USA.

Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of the financial results for the full year ending December 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2011.

The accompanying interim condensed consolidated financial statements have been prepared in accordance with U.S, generally accepted accounting principles (“US GAAP”). The Company’s functional currency is US dollar. The LK Group’s functional currencies are the Chinese Renminbi (“RMB¥”) and Hong Kong dollar (“HKD$”); however the accompanying condensed consolidated financial statements have been translated and presented in United States Dollars (“USD$”).

Consolidation

The accompanying interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in preparing the accompanying condensed consolidated financial statements.

Development Stage Activities

The Company complies with Financial Accounting Standards Codification (“ASC’) 915 and Securities and Exchange Commission Act Guide 7 for its characterization of the company as a development stage enterprise.

Use of Estimates

In preparing these condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Basic and Diluted Loss per Share

In accordance with the Accounting Standards Codification (ASC) subtopic 260-10 (formerly SFAS No. 128 “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2012 and December 31, 2011, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

Recently Issued Accounting Pronouncements

-

Adopted

Effective January 2012, the Company adopted ASU No. 2011-05, “Presentation of Comprehensive Income (ASU 2011-05)”. ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12).” ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements and related disclosures.

-

Not Adopted

In December 2011, the FASB issued ASU No. 2011-11: Balance Sheet (topic 210): Disclosures about Offsetting Assets and Liabilities, which requires new disclosure requirements mandating that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Entities should provide the disclosures required retrospectively for all comparative periods presented. We are currently evaluating the impact of adopting ASU 2011-11 on the consolidated financial statements and related disclosures.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02)”. This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (“AOCI”). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its consolidated financial statements and related disclosures.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Top 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of ASU No. 2013-11 is to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments in this standard is effective for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists for fiscal years, and interim periods beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-11 will have on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - GOING CONCERN

The accompanying interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net loss of $23,329 for the six months ended June 30, 2012. In addition, the Company had a working capital deficit of $886,085 and deficit of $7,108,013 as of June 30, 2012. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 3 - INVESTMENTS IN UNCONSOLIDATED SUBSIDIARY

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

NOTE 4 – NOTES PAYABLE

(a) During the second half of the year ended December 31, 2011, the Company entered into one securities purchase agreement (the “Securities Purchase Agreement”) with one party, and seven separate joinder agreements adjoining each other party to the original Securities Purchase Agreement (collectively, referred to as the “Lenders”), pursuant to which the Company issued a total of eight separate promissory notes in principal amounts totaling $450,000. The notes mature one year from the closing date and accrue interest at a rate of 15% per annum on the unpaid and unconverted principal amount and such interest is payable on the maturity date. Amounts outstanding under the notes are convertible, in whole or in part, into shares of the Company’s common stock at the option of the holder thereof at any time and from time to time, at a conversion price of $0.15 per share.  Subject to certain exceptions, payments due under the notes rank senior to all other indebtedness of the Company and its subsidiaries.

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

(b)

During 2010, the Company received loans totaling $869,354 from third parties. On December 31, 2010, these advances were converted to notes payable, which are unsecured, bear interest at 5% per annum beginning December 31, 2010 and mature in 2012. In March 2011, $719,354 of these advances was converted into 4,795,694 common shares of MTK USA with a total remaining balance of $150,000 in Notes Payable. As of December 31, 2011, the remaining notes payables balance in MTK USA was $150,000. On June 18, 2012, the remaining principal balance amounted to $150,000 and accrued interest amounted to $10,950 were extinguished by 4,237,640 common shares of MTK USA which was later exchanged by 4,237,640 common shares of MKHD and warrants pursuant to which the creditor can purchase 1,059,410 shares of MKHD common stock at an exercise price of $0.50.

(c)

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

During the six months ended June 30, 2012 and the year ended December 31, 2011, the related parties consisted of the following:

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

(4)

Birch First Global Investments, Inc., an affiliate to the Company;

(5)

Practical Business Advisors, LLC, a company controlled by Daniel A. Carr, the Company’s former President, CEO, Treasurer, and Director;

(6)

The Language Key China Ltd. Shanghai.

(7)

The Language Key Asia Ltd.

(8) The Language Key Publishing Ltd.

Due from related parties consists of the following:

	June 30, 2012	December 31, 2011
The Language Key China Ltd. Shanghai	$-	$67,619
The Language Key Asia Ltd.	-	4,676
The Language Key Publishing Ltd.	-	1,340
The Language Key China Ltd. Guangzhou	-	11,816
Birch First Advisors, LLC	-	-
	-	85,451
Less: Due From Related Parties included in Assets Held For Sale	-	(85,451)
Total Due From Related Parties	$-	$-

Due to related party consists of the following:

	June 30, 2012	December 31, 2011
Practical Business Advisors, LLC	$-	$1,000
Mr. Jeff Tennenbaum	-	6,526
Birch First Global Investments, Inc.	176,900	176,900
	176,900	184,426
Less: Due To Related Parties included in Liabilities Held For Sale	-	(6,526)
Total Due To Related Parties	$176,900	$177,900

As at June 30, 2012 and December 31, 2011, the amounts owing to Birch First Global Investments, Inc. totaled $176,900 and $176,900, respectively. This represented a payable for loans to the Company provided by an affiliate of the Company. The balances due to Practical Business Advisors, LLC as at June 30, 2012 and December 31, 2011 represents a cash advance from the related party for the amount of $nil and $1,000.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Authorized Shares

As of June 30, 2012 and December 31, 2011, the Company’s authorized shares consisted of the following:

100,000,000 preferred shares with 50,000,000 designated as Series A convertible, par value $0.0001;

200,000,000 common shares, par value $0.0001.

Common Stock – Mount Knowledge Holdings Inc.

Six months ended June 30, 2012

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

In exchange for the MTK Securities, the Company issued 24,978,806 shares of its common stock, par value $0.0001 per share, including, for every four shares of MTK USA securities sold to the Corporation, the MTK USA Shareholders were issued a warrant to purchase one share of the Corporation’s common stock at an exercise price of $0.50, in the aggregate amount of 6,244,702 shares of Company common stock, (together with the Company common shares and the Company warrant).

(ii) In addition, on June 20, 2012, the Company entered into two (2) separate Securities Purchase Agreements with Access Alternative Group S.A. (“Access”) and with Jensen International Inc. (“Jensen”), respectively, also shareholders of MTK USA, pursuant to which the Company acquired MTK USA common shares of MTK USA Common Stock, in the aggregate amount of 49,737,640 shares.

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

Common Stock – Mount Knowledge USA Inc.

Six months ended June 30, 2012

On June 18, 2012, the remaining principal balance of notes payable amounted to $150,000 and accrued interest amounted to $10,950 were extinguished by 4,237,640 common shares of MTK USA which was later exchanged by 4,237,640 common shares of MKHD and warrants pursuant to which the creditor can purchase 1,059,410 shares of MKHD common stock at an exercise price of $0.50.

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

Share Purchase Warrants

Six months ended June 30, 2012

(i) Shareholders of MTK USA were issued a warrant to purchase one share of the Corporation’s common stock at an exercise price of $0.50, in the aggregate amount of 6,244,702 shares of Company common stock, (together with the Company common shares and the Company warrant).

(ii) In exchange for MTK USA Securities, the Company issued 45,500,000 and 4,237,640 Company Common Shares of Company Common Stock to Access and Jensen, respectively, including, for every four shares of MTK USA Securities sold to the Corporation, Access and Jensen were issued a Company warrant to purchase one share of the Corporation’s common stock at an exercise price of $0.50, in the aggregate amount of 12,434,410 shares of Company common stock, together the Company Securities.

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

A summary of the common stock warrant activity for the six months ended June 30, 2012 and for the year ended December 31, 2011 is as follows:

	Number Of Shares	Weighted Average Exercise Price
Balance at December 31, 2010	24,000,000	$0.18

Granted June 30, 2011	1,198,924	0.50
Granted June 30, 2011	358,333	0.50
Granted July 29, 2011	3,600,000	0.20
Cancelled December 30, 2011	(3,600,000)	(0.20)

Balance at December 31, 2011	25,557,257	0.19

Granted June 20, 2012	6,244,702	0.50
Granted June 20,2012	12,434,410	0.50

Balance at June 30, 2012	44,236,369	$0.32

The range of exercise prices and the weighted average remaining life of the warrants outstanding at June 30, 2012 were $0.18 to $0.50 and 0.97 years, respectively.

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

The carrying amounts of the major classes of assets and liabilities held for sale related to LKA and LKTR are as follows:

	June 30, 2012	December 31, 2011

Cash and equivalents	$-	$4,428
Accounts and other receivables	-	2,426
Unbilled revenue	-	12,757
Corporate tax recoverable	-	10,273
Due from related parties	-	85,451
Property and equipment	-	13,113
Other assets	-	13,635

Total assets held for sale	$-	$142,083

	June 30, 2012	December 31, 2011

Accrued liabilities	$-	$33,307
Other payables	-	240,692
Due to related parties	-	6,526

Total liabilities for assumption	$-	$280,525

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

(c)

Subsequent 2012 Sales of Unregistered Securities

(i) On July 5, 2012, the Company completed a private offering of 2,500,000 shares of its common stock at a price of $0.02 per share to a total of 3 purchasers, for total proceeds of $50,000.

(ii) On August 9, 2012, the Company completed a private offering of 2,500,000 shares of its common stock at a price of $0.02 per share to a total of 2 purchasers, for total proceeds of $50,000.

(iii) On October 4, 2012, the Company completed a private offering of 100,000 shares of its common stock at a price of $0.02 per share with 1 purchaser, for total proceeds of $2,000.

(iv) On December 4, 2012, the Company completed a private offering of a total of 5,000,000 shares of its common stock at a price of $0.02 per share with 1 purchaser, for total proceeds of $100,000.

(v) On December 14, 2012, the Company completed a private offering of a total of 1,000,000 shares of its common stock at a price of $0.02 per share with 1 purchaser, for total proceeds of $20,000.

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

The primary terms and conditions of the Agreement are as follows:

At closing,

(i)

FRMB will assign, transfer, convey and deliver the all of the outstanding shares of FM (the “FM Shares”) to an escrow agent, and

(ii)

in consideration and exchange therefore the Company shall issue and deliver to FRMB, a number of shares of common stock, par value $0.0001 per share of the Company, equal to 4 shares of common stock of the Company, for 1 fully diluted share of common stock of the Company held by the existing stockholders of the Company immediately prior to the closing, and Series A preferred stock, par value $0.0001 per share of the Company, equal to 4 shares of preferred stock of the Company, for every 1 fully diluted share of preferred stock held by the existing stockholders of the Company immediately prior to the closing, in such amounts to be determined at closing.

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

Separately, the Company issued a total of 150,000 shares of restricted common stock of the Company to an officer and director of the Company for services rendered. The fair value of the services received during this period was calculated as the market price ($0.18) at the date of grant and the date service is provided with a total value of $27,000.

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

Corporate Structure

The Company is a platform company that was established for the purpose of acquiring and operating market-leading global technology development companies. As of June 30, 2012, the corporate structure of the Company consisted of the following:

(a)

100% ownership interest of MKA;

(b)

100% ownership interest of MTK USA

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

Financial Condition, Liquidity and Capital Resources

As of June 30, 2012, we had $85 cash. We had limited operations and revenues during the six-month period ended June 30, 2012. We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed marketing and sales operations.

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

Results of Operations

Basis of Presentation

For management discussion and analysis purposes, the operational data provided represents the financial results of the Company for the three months and six months ended June 30 2012 and 2011, respectively.

The following table represents sales of our products and services for the three months and six months ended June 30, 2012 and 2011 and for the development stage period from April 1, 2012 to June 30, 2012:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30		FOR THE DEVELOPMENT STAGE PERIOD, FROM APRIL 1, 2012 TO JUNE 30
	2012	2011	2012	2011	2012
Sales revenue	$ -	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-	-
Gross profit	-	-	-	-	-

Revenues

Revenue for the three and six months ended June 30, 2012 was $0 compared to revenue for the three and six months ended June 30, 2011 of $0, due to the dispositions of the LK Subsidiaries in 2011.

Cost of goods sold was primarily composed of the costs of the Company’s trainers as well as materials and transportation expenses associated with delivering training courses. Cost of goods sold for the three and six months ended June 30, 2012 was $0, compared to cost of goods sold for the three and six months ended June 30 2011 of $0.

Gross profit is calculated by deducting cost of goods sold from revenues and ranges from 0% to 100%, depending on the nature of the specific courses sold and the contract terms negotiated. Gross profit for the three and six months ended June 30, 2012 was 0% compared to gross profit for the three and six months ended on June 30, 2011 of 0%.

The following table represents operating costs and expenses for the three months and six months ended June 30, 2012 and 2011 and for the development stage period from April 1, 2012 to June 30, 2012:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30		FOR THE DEVELOPMENT STAGE PERIOD, FROM APRIL 1, 2012 TO JUNE 30
	2012	2011	2012	2011	2012

Operating expenses
General and administrative expenses	293	870,058	162,799	1,351,121	293
Total operating expenses	293	870,058	162,799	1,351,121	293

Loss from operations	(293)	(870,058)	(162,799)	(1,351,121)	(293)
Other income	-	14,391	1,000	19,280	-
Interest expense	(23,355)	(830)	(63,505)	(1,124)	(23,355)
Gain on debt extinguishment	12,633	-	12,633	-	12,633

Net loss from continuing operations	(11,015)	(856,497)	(212,671)	(1,332,965)	(11,015)

Discontinued operations
Income (loss) from discontinued operations	-	167,618	5,096	(130,975)	-
Gain on disposal of subsidiary	-	-	184,246	-	-

Net Loss	(11,015)	(688,879)	(23,329)	(1,463,940)	(11,015)

Net loss attributable to non-controlling interest	-	(208,443)	(3,004)	(386,464)	-

Net Loss Attributable to Common Shareholders	$ (11,015)	$ (480,436)	$ (20,325)	$ (1,077,476)	$ (11,015)

Comprehensive Loss

Net Loss	(11,015)	(688,879)	(23,329)	(1,463,940)	(11,015)

Foreign currency translation adjustments	-	(3,335)	-	(6,803)	-
Comprehensive Loss	(11,015)	(692,214)	(23,329)	(1,470,743)	(11,015)
Comprehensive loss attributable to non-controlling interest	-	(208,443)	(3,004)	(386,464)	-

Comprehensive Loss Attributable To Common Shareholders	$ (11,015)	$ (483,771)	$ (20,325)	$ (1,084,279)	$ (11,015)

Operating costs and expenses

General, and administrative expenses for the three and six months ended June 30, 2012 were $293 and $162,799, respectively, as compared to $870,058 and $1,351,121 for the three and six months ended June 30, 2011. This decrease was due to the impact of corporate decisions made in the fourth quarter of 2011 and the first quarter of 2012, pursuant to the disposition of the LK Subsidiaries and LKTR, respectively.

Gain on disposal of subsidiary

The Company also incurred gain on disposal of subsidiary of $184,246 during the six months ended June 30, 2012. Due to significant losses in the LKA operations for twelve month period ending December, 2011 and the Company’s inability to successfully obtain the required financing to sustain its further operations, the Company decided to sell LKA (and, the LK Subsidiaries) in the fourth quarter of 2011 and LKTR in the first quarter of 2012, in order to limit ongoing losses. As a result, the sale of LKTR consisted of the assumption of liabilities only, and therefore, the Company incurred gain on disposal of subsidiary.

Income (loss) from discontinued operations

During first quarter 2012, the Company sold LKTR to Software Sans Frontiere SA, a Belize corporation, for consideration representing the assumption of all of the liabilities of LKTR.  As a result of the sale, we reclassified the operating results of LKTR to income (loss) from discontinued operations of $0 and $167,618 for the three months ended June 30, 2012 and 2011. And income (loss) from discontinued operations are $5,096 and $(130,975) for the six months ended June 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources for fiscal 2012 will be cash on hand, internally generated cash flows from operations. As of June 30, 2012, we had cash on hand of $85, $10,000 in prepaid and other assets.

Cash Flows

The following table summarizes the cash flows for the six month periods ended June 30, 2012 and 2011:

	SIX MONTHS ENDED JUNE 30
	2012	2011
Net cash used in operating activities	$ (163,369)	$ (942,584)
Net cash (used in) investing activities	-	25,132
Net cash provided by financing activities	100,000	722,804
Effect of exchange rate changes on cash	-	8,807
Cash and Cash Equivalents, at end of period	$ 85	$ 103,031

We anticipate that we will incur a minimum of $50,000 for operating expenses in the next quarter. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $(163,369) during the six month period ended June 30, 2012 and $(942,584)during the six month period ended June 30, 2011. Cash used in operating activities was funded by cash from operating revenues and financing activities.

Cash From Investing Activities

We received cash in investment activities in the amount of $0 during the six month period ended June 30, 2012 and used $25,132 cash in investing activities during the six month period ended June 30, 2011.

Cash from Financing Activities

We generated $100,000 and $722,804 cash from financing activities during the six month period ended June 30, 2012 and June 30, 2011.

For the period from January 1, 2009 through June 30, 2012, the Company incurred net losses aggregating $7,108,013. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Management ’ s evaluation of disclosure controls and procedures

a)

Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of second fiscal quarter 2011 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2012 due to the following:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION

None.

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

Date: September 26, 2013

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

Date: September 26, 2013

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

Date: September 26, 2013

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

(1)

the Annual Report on Form 10-Q of the Company for the six months ended June 30, 2012 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 26, 2013	By:	/s/ James D. Beatty
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

Exhibit 21.1

SUBSIDIARIES

For the three months ended June 30, 2012, the corporate structure of the Company, after the sale and disposition of certain operating subsidiaries during the first quarter of 2012, consisted of the following:

(a)

100% ownership interest of Mount Knowledge Asia Ltd., Hong Kong (“MKA”);

(b)

100% ownership interest of MTK USA.

For the year ended December 31, 2012, the corporate structure of the Company, after the sale and disposition of the remaining operating subsidiaries during the fourth corporate of 2012, respectively, consisted of no subsidiaries.