Form 10-Q
period 2012-09-30
Mount Knowledge Holdings, Inc.
filed 2013-10-02
CIK 1397951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes [X]       No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer, ” “ accelerated filer, ” and “ smaller reporting company ” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]           No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of October 2, 2013 there were 199,996,251 shares, par value $.0001, of common stock.

MOUNT KNOWLEDGE HOLDINGS, INC.

FORM 10-Q

September 30, 2012

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

Item 1. Financial Statements

MOUNT KNOWLEDGE HOLDINGS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

(Stated in US dollars)

MOUNT KNOWLEDGE HOLDINGS, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Stated in US dollars)
	September 30, 2012 (Unaudited)	December 31, 2011
Assets
Current Assets
Cash	$ 253	$ 63454
Prepaid expenses and other assets	10,000	10,000
Assets held for sale	-	142,083
Total Current Assets	10,253	215,537
Investment in non-consolidated subsidiary	-	490
Total Assets	$ 10,253	$ 216,027

Liabilities And Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$ 191,865	$ 116,715
Liabilities for assumption	-	280,525
Other payables	-	51,960
Due to related parties	176,900	177,900
Notes payable	550,000	600,000
Total Current Liabilities	918,765	1,227,100
Total Liabilities	918,765	1,227,100

Stockholders' Deficit
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, 50,000,000 shares, designated as Series A convertible preferred stock, $0.0001 par value, 8,888,888 issued and outstanding at September 30, 2012 and December 31, 2011	889	889
Common stock, $0.0001 par value, 200,000,000 shares authorized, 190,695,096 and 110,978,650 issued and outstanding at September 30, 2012 and December 31, 2011	19,070	11,098
Additional paid-in capital	6,320,590	5,318,114
Accumulated other comprehensive loss	(20,818)	(18,621)
Deficit, prior to development stage	(7,096,998)	(7,087,688)
Deficit, since commencement of development stage	(131,245)	-
Total Stockholders’ Deficit for Mount Knowledge Holdings, Inc.	(908,512)	(1,776,208)
Non-controlling interest	-	765,135
Total Stockholders' Deficit	(908,512)	(1,011,073)
Total Liabilities And Stockholders' Deficit	$ 10,253	$ 216,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
(A Development Stage Company)
Condensed Consolidated Statements Of Operations And Other Comprehensive Loss
(Stated in US dollars)
(Unaudited)
	Three Months Ended September 30		Nine Months Ended September 30		For The Development Stage Period, From April 1, 2012 To September 30
	2012	2011	2012	2011	2012
Sales revenue	$ -	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-	-
Gross profit	-	-	-	-	-
Operating expenses
General and administrative expenses	97,635	479,597	260,434	1,401,111	97,928
Total operating expenses	97,635	479,597	260,434	1,401,111	97,928

Loss from operations	(97,635)	(479,597)	(260,434)	(1,401,111)	(97,928)
Other income	-	-	1,000	-	-
Interest expense	(22,595)	-	(86,100)	-	(45,950)
Gain on debt extinguishment	-	-	12,633	-	12,633

Net loss from continuing operations	(120,230)	(479,597)	(332,091)	(1,401,111)	(131,245)

Discontinued operations
Income (loss) from discontinued operations	-	(620,049)	5,096	(1,162,475)	-
Gain on disposal of subsidiary	-	-	184,246	-	-

Net Loss	(120,230)	(1,099,646)	(143,559)	(2,563,586)	(131,245)

Net loss attributable to non-controlling interest	-	(14,248)	(3,004)	(400,712)	-
Net Loss Attributable to Common Shareholders	$ (120,230)	$ (1,085,398)	$ (140,555)	$ (2,162,874)	$ (131,245)
Comprehensive Loss

Net Loss	(120,230)	(1,099,646)	(143,559)	(2,563,586)	(131,245)
Foreign currency translation adjustments	(2,197)	256	(2,197)	(6,547)	(2,197)
Comprehensive Loss	(122,427)	(1,099,390)	(145,756)	(2,570,133)	(133,442)
Comprehensive loss attributable to non-controlling interest	-	(14,248)	(3,004)	(400,712)	-

Comprehensive Loss Attributable To Common Shareholders	$ (122,427)	$ (1,085,142)	$ (142,752)	$ (2,169,421)	($133,442)

Weighted Average Number of Common Shares Outstanding- Basic and Diluted	189,472,270	106,310,633	144,059,731	99,881,337
Net Loss from Continuing Operations Per Common Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
Net Loss from Discontinuing Operations Per Common Share - Basic and Diluted	$ (0.00)	$ (0.01)	$ 0.00	$ (0.01)
Net Loss Per Common Share - Basic and Diluted	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC. (A Development Stage Company)
Condensed Consolidated Statements Of Cash Flows
(Stated in US dollars)
(Unaudited)
	Nine Months Ended September 30		For The Development Stage Period, From April 1, 2012 To September 30
	2012	2011	2012
Operating Activities:
Net loss attributable to common shareholders	$ (140,555)	$ (2,162,874)	$ (131,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest in subsidiary	(3,004)	(400,712)	-
Depreciation expense	-	12,311	-
Shares issued for consulting service provided	-	179,276	-
Share-based compensation	-	71,803	-
Warrants expense	-	60,493	-
Loss on goodwill impairment	-	375,292	-
Gain on debt extinguishment	(12,633)	-	(12,633)
Gain on disposal of subsidiary	(184,246)	-	-
Changes in operating assets and liabilities:
Accounts receivable	-	16,846	-
Unbilled revenue	-	(11,448)	-
Other receivables	-	(20,093)	-
Changes in assets held for sale	46,294	-	-
Prepaid expenses and other assets	-	5,710	-
Accounts payable and accrued liabilities	86,100	275,070	45,950
Deferred revenue	-	18,510	-
Taxes payable	-	(25,381)	-
Other payable	(51,960)	7,641	-
Wages payable	-	126,136	-
Due to/from related party	(1,000)	154,866	-
Net cash used in operating activities	(261,004)	(1,316,554)	(97,928)

Investing Activities:
Purchase of equipment	-	(7,552)	-
Advance/loans to related party	-	37,515	-
Net cash provided by investing activities	-	29,963	-

Financing Activities:
Proceeds from related parties	-	239,010	-
Proceeds from note payable	100,000	314,259	-
Repayment to note payable	-	(31,128)	-
Proceeds from share issuances	100,000	-	100,000
Proceeds from share issuances to non-controlling interests	-	552,165	-
Net cash provided by financing activities	200,000	1,074,306	100,000

Effect of exchange rate changes on cash	(2,197)	(4,029)	(2,197)

Net Decrease in Cash	(63,201)	(216,314)	(125)

Cash, at beginning of period	63,454	288,872	378

Cash, at end of period	$ 253	$ 72,558	$ 253
Supplemental Disclosure of Cash Flow Information:
Interest expense paid	$ -	$ 420	$ -
Income taxes paid	$ -	$ 48,390	$ -
Non-Cash Investing and Financing Activities
Conversion of note payable to equity	$ -	$ 719,354	$ -
Common stock issued in exchange for shares of Mount Knowledge USA Inc.	$ (446,953)	$ -	$ (446,953)
Warrants issued in exchange for shares of Mount Knowledge USA Inc.	$ 446,953	$ -	$ 446,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2012

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

As of September 30, 2012, the corporate structure of the Company consisted of 100% ownership interest of both MKA and MTK USA.

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

Basic and Diluted Loss per Share

In accordance with the Accounting Standards Codification (ASC) subtopic 260-10 (formerly SFAS No. 128 “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2012 and December 31, 2011, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

Note 2 - Going Concern

The accompanying interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net loss of $143,559 for the nine months ended September 30, 2012. In addition, the Company had a working capital deficit of $908,512 and accumulated deficit of $7,228,243 as of September 30, 2012. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

(c)

On February 17, 2012, LKTR executed a Separation and Settlement Agreement with Foxglove International Enterprises Ltd., a BVI company, to settle a promissory note in the face value amount of $65,776, for the safe return and the release of the language trademarks and acknowledgement of copyright of training content and transfer of ownership and right of use.

Note 5 - Related Party Transactions

Related party transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

During the nine months ended September 30, 2012 and the year ended December 31, 2011, the related parties consisted of the following:

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

(4)

Birch First Global Investments, Inc., an affiliate to the Company;

(5)

Practical Business Advisors, LLC, a company controlled by Daniel A. Carr, the Company’s former President, CEO, Treasurer, and Director;

(6)

The Language Key China Ltd. Shanghai.

(7)

The Language Key Asia Ltd.

(8) The Language Key Publishing Ltd.

Due from related parties consists of the following:

	September 30, 2012	December 31, 2011
The Language Key China Ltd. Shanghai	$-	$67,619
The Language Key Asia Ltd.	-	4,676
The Language Key Publishing Ltd.	-	1,340
The Language Key China Ltd. Guangzhou	-	11,816
Birch First Advisors, LLC	-	-
	-	85,451
Less: Due From Related Parties included in Assets Held For Sale	-	(85,451)
Total Due From Related Parties	$-	$-

Due to related party consists of the following:

	September 30, 2012	December 31, 2011
Practical Business Advisors, LLC	$-	$1,000
Mr. Jeff Tennenbaum	-	6,526
Birch First Global Investments, Inc.	176,900	176,900
	176,900	184,426
Less: Due To Related Parties included in Liabilities Held For Sale	-	(6,526)
Total Due To Related Parties	$176,900	$177,900

As at September 30, 2012 and December 31, 2011, the amounts owing to Birch First Global Investments, Inc. totaled $176,900 and $176,900, respectively. This represented a payable for loans to the Company provided by an affiliate of the Company. The balances due to Practical Business Advisors, LLC as at September 30, 2012 and December 31, 2011 represents a cash advance from the related party for the amount of $nil and $1,000.

Note 6 – Stockholders’ Deficit

Authorized Shares

As of September 30, 2012 and December 31, 2011, the Company’s authorized shares consisted of the following:

100,000,000 preferred shares with 50,000,000 designated as Series A convertible, par value $0.0001;

200,000,000 common shares, par value $0.0001.

Common Stock – Mount Knowledge Holdings Inc.

Nine months ended September 30, 2012

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

(iv)

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

As a result of all the transactions contemplated by the agreements referenced hereinabove, the Company owns 100% of the outstanding shares of MTK USA Common Stock, from the prior ownership of approximately 53%. As of December 28, 2012, the Company sold 100% of the ownership interest in MTK USA to Sans Software Frontiere S.A. (“SSF”), in exchange to SSF assuming any and all assets and liabilities of the MTK USA on the date of disposition.

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

Nine months ended September 30, 2012

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

a)

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

b)

During the three months ended June 30, 2011, MTK USA issued the following shares of its common stock:

(i)

1,069,999 shares at a value of $0.15 per share to four individual investors for cash proceeds of $160,500; and

(ii)

300,000 shares, at a value of $0.15 per share to three independent contractors for services rendered totaling $45,000.

c.)

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

Nine months ended September 30, 2012

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

A summary of the common stock warrant activity for the nine months ended September 30, 2012 and for the year ended December 31, 2011 is as follows:

	Number Of Shares	Weighted Average Exercise Price
Balance at December 31, 2010	24,000,000	$0.18

Granted June 30, 2011	1,198,924	0.50
Granted June 30, 2011	358,333	0.50
Granted July 29, 2011	3,600,000	0.20
Cancelled December 30, 2011	(3,600,000)	(0.20)

Balance at December 31, 2011	25,557,257	0.19

Granted June 20, 2012	6,244,702	0.50
Granted June 20,2012	12,434,410	0.50

Balance at September 30, 2012	44,236,369	$0.32

The range of exercise prices and the weighted average remaining life of the warrants outstanding at September 30, 2012 were $0.18 to $0.50 and 0.97 years, respectively.

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

The carrying amounts of the major classes of assets and liabilities held for sale related to LKA and LKTR are as follows:

	September 30, 2012	December 31, 2011
Cash and equivalents	$-	$4,428
Accounts and other receivables	-	2,426
Unbilled revenue	-	12,757
Corporate tax recoverable	-	10,273
Due from related parties	-	85,451
Property and equipment	-	13,113
Other assets	-	13,635

Total assets held for sale	$-	$142,083

	September 30, 2012	December 31, 2011
Accrued liabilities	$-	$33,307
Other payables	-	240,692
Due to related parties	-	6,526

Total liabilities for assumption	$-	$280,525

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

(ii)

On December 4, 2012, the Company completed a private offering of a total of 5,000,000 shares of its common stock at a price of $0.02 per share with 1 purchaser, for total proceeds of $100,000.

(iii)

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

a.

common stock, par value $0.0001 per share of the Company, equal to 4 shares of common stock of the Company, for 1 fully diluted share of common stock of the Company held by the existing stockholders of the Company immediately prior to the closing, and

b.

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

Corporate Structure

The Company is a platform company that was established for the purpose of acquiring and operating market-leading global technology development companies. As of September 30, 2012, the corporate structure of the Company consisted of the following:

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

Financial Condition, Liquidity and Capital Resources

As of September 30, 2012, we had $253 cash. We had limited operations and revenues during the nine month period ended September 30, 2012. We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed marketing and sales operations.

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

Results of Operations

Basis of Presentation

For management discussion and analysis purposes, the operational data provided represents the financial results of the Company for the three months and nine months ended September 30, 2012 and 2011, respectively.

The following table represents sales of our products and services for the three months and nine months ended September 30, 2012 and 2011 and for the development stage period from April 1, 2012 to September 30, 2012:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30		FOR THE DEVELOPMENT STAGE PERIOD, FROM APRIL 1, 2012 TO JUNE 30
	2012	2011	2012	2011	2012
Sales revenue	$ -	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-	-
Gross profit	-	-	-	-	-

Revenues

Revenue for the three and nine months ended September 30, 2012 was $0 compared to revenue for the three and nine months ended September 30, 2011 of $0, due to the dispositions of the LK Subsidiaries in 2011.

Cost of goods sold was primarily composed of the costs of the Company’s trainers as well as materials and transportation expenses associated with delivering training courses. Cost of goods sold for the three and nine months ended September 30, 2012 was $0, compared to cost of goods sold for the three and nine months ended September 30, 2011 of $0.

Gross profit is calculated by deducting cost of goods sold from revenues and ranges from 0% to 100%, depending on the nature of the specific courses sold and the contract terms negotiated. Gross profit for the three and nine months ended September 30, 2012 was 0% compared to gross profit for the three and nine months ended on September 30, 2011 of 0%.

The following table represents operating costs and expenses for the three months and nine months ended September 30, 2012 and 2011 and for the development stage period from April 1, 2012 to September 30, 2012:

	Three Months Ended September 30		Nine Months Ended September 30		For The Development Stage Period, From April 1, 2012 To September 30
	2012	2011	2012	2011	2012
Operating expenses
General and administrative expenses	97,635	479,597	260,434	1,401,111	97,928
Total operating expenses	97,635	479,597	260,434	1,401,111	97,928
Loss from operations	(97,635)	(479,597)	(260,434)	(1,401,111)	(97,928)
Other income	-	-	1,000	-	-
Interest expense	(22,595)	-	(86,100)	-	(45,950)
Gain on debt extinguishment	-	-	12,633	-	12,633

Net loss from continuing operations	(120,230)	(479,597)	(332,091)	(1,401,111)	(131,245)

Discontinued operations
Income (loss) from discontinued operations	-	(620,049)	5,096	(1,162,475)	-
Gain on disposal of subsidiary	-	-	184,246	-	-

Net Loss	(120,230)	(1,099,646)	(143,559)	(2,563,586)	(131,245)
Net loss attributable to non-controlling interest	-	(14,248)	(3,004)	(400,712)	-
Net Loss Attributable to Common Shareholders	$ (120,230)	$ (1,085,398)	$ (140,555)	$ (2,162,874)	$ (131,245)
Comprehensive Loss
Net Loss	(120,230)	(1,099,646)	(143,559)	(2,563,586)	(131,245)

Foreign currency translation adjustments	(2,197)	256	(2,197)	(6,547)	(2,197)
Comprehensive Loss	(122,427)	(1,099,390)	(145,756)	(2,570,133)	(133,442)
Comprehensive loss attributable to non-controlling interest	-	(14,248)	(3,004)	(400,712)	-
Comprehensive Loss Attributable To Common Shareholders	$ (122,427)	$ (1,085,142)	$ (142,752)	$ (2,169,421)	$ (133,442)

Operating costs and expenses

General and administrative expenses for the three and nine months ended September 30, 2012 were $97,635 and $260,434, respectively, as compared to $479,597 and $1,401,111 for the three and nine months ended September 30, 2011. This decrease was due to the impact of corporate decisions made in the fourth quarter of 2011 and the first quarter of 2012, pursuant to the disposition of the LK Subsidiaries and LKTR, respectively. All of the general and administrative expenses for the three months ended September 30, 2012 were consulting fees to related parties.

Gain on disposal of subsidiary

The Company also incurred gain on disposal of subsidiary of $184,246 during the nine months ended September 30, 2012. Due to significant losses in the LKA operations for twelve month period ending December, 2011 and the Company’s inability to successfully obtain the required financing to sustain its further operations, the Company decided to sell LKA (and, the LK Subsidiaries) in the fourth quarter of 2011 and LKTR in the first quarter of 2012, in order to limit ongoing losses. As a result, the sale of LKTR consisted of the assumption of liabilities only, and therefore, the Company incurred gain on disposal of subsidiary.

Income (loss) from discontinued operations

During first quarter 2012, the Company sold LKTR to Software Sans Frontiere SA, a Belize corporation, for consideration representing the assumption of all of the liabilities of LKTR.  As a result of the sale, we reclassified the operating results of LKTR to income (loss) from discontinued operations of $0 and $(620,049) for the three months ended September 30, 2012 and 2011. And income (loss) from discontinued operations are $5,096 and $(1,162,475) for the nine months ended September 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources for fiscal 2012 will be cash on hand, internally generated cash flows from operations. As of September 30, 2012, we had cash on hand of $253, $10,000 in prepaid and other assets.

Cash Flows

The following table summarizes the cash flows for the nine month periods ended September 30, 2012 and 2011:

	NINE MONTHS ENDED SEPTEMBER 30
	2012	2011

Net cash used in operating activities	$ (261,004)	$ (1,316,554)
Net cash (used in) investing activities	-	29,963
Net cash provided by financing activities	200,000	1,074,306
Effect of exchange rate changes on cash	(2,197)	(4,029)
Cash and Cash Equivalents, at end of period	$ 253	$ 72,558

We anticipate that we will incur a minimum of $50,000 for operating expenses in the next quarter. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $(261,004) during the nine month period ended September 30, 2012 and $(1,316,554) during the nine month period ended September 30, 2011. Cash used in operating activities was funded by cash from operating revenues and financing activities.

Cash From Investing Activities

We received cash in investment activities in the amount of $0 during the nine month period ended September 30, 2012 and used $29,963 cash in investing activities during the nine month period ended September 30, 2011.

Cash from Financing Activities

We generated $200,000 and $1,074,306 cash from financing activities during the nine month period ended September 30, 2012 and September 30, 2011.

For the period from January 1, 2009 through September 30, 2012, the Company incurred net losses aggregating $7,228,243. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

f)

Impairment of Long-Lived Assets

Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets ’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.

g.)

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

Item 4. Controls and Procedures.

Management’s evaluation of disclosure controls and procedures

a)

Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of second fiscal quarter 2011 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2012 due to the following:

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

Common Stock – Mount Knowledge Holdings Inc.

Nine months ended September 30, 2012

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

Date: October 2, 2013

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

Date: October 2, 2013

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

Date: October 2, 2013

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

(1)

the Annual Report on Form 10-Q of the Company for the nine months ended September 30, 2012 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 2, 2013	By:	/s/ James D. Beatty
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

Exhibit 21.1

SUBSIDIARIES

For the three months ended September 30, 2012, the corporate structure of the Company, after the sale and disposition of certain operating subsidiaries during the first quarter of 2012, consisted of the following:

(a)

100% ownership interest of Mount Knowledge Asia Ltd., Hong Kong (“MKA”);

(b)

100% ownership interest of MTK USA.

For the year ended December 31, 2012, the corporate structure of the Company, after the sale and disposition of the remaining operating subsidiaries during the fourth corporate of 2012, respectively, consisted of no subsidiaries.