Form 10-Q/A
period 2012-06-30
Mount Knowledge Holdings, Inc.
filed 2013-10-03
CIK 1397951

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

Explanatory Note

This Amendment No. 1 (this "Amendment") to our Quarterly Report on Form 10-Q for the period ended June 30, 2012, originally filed with the Securities and Exchange Commission on September 26, 2013 (the "Original Form 10-Q"), is being filed to furnish Exhibit 101 to the Original Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

MOUNT KNOWLEDGE HOLDINGS, INC.

FORM 10-Q

June 30, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	6
Item 2.	Management ’ s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30

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

Date: October 3 , 2013

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

Date: October 3 , 2013

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

Date: October 3 , 2013

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

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 3 , 2013	By:	/s/ James D. Beatty
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