Form 10-Q/A
period 2012-09-30
Mount Knowledge Holdings, Inc.
filed 2013-10-08
CIK 1397951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 (this "Amendment") to our Quarterly Report on Form 10-Q for the period ended September 30, 2012, originally filed with the Securities and Exchange Commission on October 2, 2013 (the "Original Form 10-Q"), is being filed to furnish Exhibit 101 to the Original Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

MOUNT KNOWLEDGE HOLDINGS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

(Stated in US dollars)

MOUNT KNOWLEDGE HOLDINGS, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Stated in US dollars)
	September 30, 2012 (Unaudited)	December 31, 2011
Assets
Current Assets
Cash	$ 253	$ 63,454
Prepaid expenses and other assets	10,000	10,000
Assets held for sale	-	142,083
Total Current Assets	10,253	215,537
Investment in non-consolidated subsidiary	-	490
Total Assets	$ 10,253	$ 216,027

Liabilities And Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$ 191,865	$ 116,715
Liabilities for assumption	-	280,525
Other payables	-	51,960
Due to related parties	176,900	177,900
Notes payable	550,000	600,000
Total Current Liabilities	918,765	1,227,100
Total Liabilities	918,765	1,227,100

Stockholders' Deficit
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, 50,000,000 shares, designated as Series A convertible preferred stock, $0.0001 par value, 8,888,888 issued and outstanding at September 30, 2012 and December 31, 2011	889	889
Common stock, $0.0001 par value, 200,000,000 shares authorized, 190,695,096 and 110,978,650 issued and outstanding at September 30, 2012 and December 31, 2011	19,070	11,098
Additional paid-in capital	6,320,590	5,318,114
Accumulated other comprehensive loss	(20,818)	(18,621)
Deficit, prior to development stage	(7,096,998)	(7,087,688)
Deficit, since commencement of development stage	(131,245)	-
Total Stockholders’ Deficit for Mount Knowledge Holdings, Inc.	(908,512)	(1,776,208)
Non-controlling interest	-	765,135
Total Stockholders' Deficit	(908,512)	(1,011,073)
Total Liabilities And Stockholders' Deficit	$ 10,253	$ 216,027

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

Date: October 8 , 2013

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

Date: October 8 , 2013

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

Date: October 8 , 2013

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

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 8 , 2013	By:	/s/ James D. Beatty
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