Form 10-K
period 2012-12-31
Mount Knowledge Holdings, Inc.
filed 2013-10-21
CIK 1397951

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes [ ]         No [ X ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 199,996,251 shares of common stock as of October 4, 2013.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended June  30, 2013: $4,538,234.

Documents Incorporated by Reference: None.

MOUNT KNOWLEDGE HOLDINGS, INC.

FORM 10-K
For the Year Ended December 31, 2012

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

Amendment No. 2 to Definitive Agreement to Acquire New Operational Subsidiaries

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

Independent Contractor Agreement

On December 28, 2010, the Company entered into an Independent Contractor Agreement (the “Independent Contractor Agreement”) with Ucandu pursuant to which the Company engaged Ucandu to provide sales and marketing and technology services to the Company. As compensation for such services, the Company shall pay Ucandu an aggregate of $432,000 in equal monthly payments of $12,000 per month on the first business day of each month, which such payments commenced on January 3, 2011 . The term of the Independent Contractor Agreement commenced upon execution of the agreement and shall continue in full force and effect through December 31, 2013. The agreement may only be extended thereafter by mutual agreement of the parties. The Company may terminate the agreement at any time upon 30 days written notice. The Company may terminate the agreement, effective immediately; with “Cause” as such term is defined in the agreement. If the Company terminates the agreement without cause on or before December 31, 2011, Ucandu will continue to receive monthly payments of $12,000 for the period of time between the date on which the agreement was terminated and December 31, 2011 and for the eight months thereafter.

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

Letter of Intent - C 2 Technologies, Inc.

On May 27, 2011, the Company entered into a letter of intent with C 2 Technologies, Inc. (“C 2” ) for the purchase by the Company of all of the outstanding capital stock of C 2 for $15 million to be paid at the time of closing. The letter of intent also provides for an additional payment by the Company to the C 2 shareholders equal to five times C 2 ’s 2011 earnings before interest taxes, depreciation and amortization (“EBITDA”) less $15 million, not to exceed $8.5 million. The letter of intent provides for an earn-out payment payable to the C 2 shareholders in an amount equal to 35% of C 2 ’s EBIDTA for fiscal 2012, 2013 and 2014. The completion of the acquisition will be dependent upon the satisfactory completion of due diligence, the execution of definitive transaction agreements, receipt of all necessary government approvals and material third-party consents and other conditions, including, the ability of the Company to obtain financing. A definitive purchase agreement was anticipated to be completed on or before August 1, 2011. However, to date no definitive agreement has been entered into by the parties and it is possible that the parties will not finalize such an agreement by such date, if at all.

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

The maturity dates for the aforementioned promissory notes have been extended to December 31, 2013, collectively, pursuant to the execution of a Forbearance Agreement dated November 30, 2012.  The Forbearance Agreement is disclosed in the below section titled “ Forbearance of Promissory Notes – Bridge Financing  - Mount Knowledge Holdings Inc.”

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

The maturity dates for the aforementioned promissory notes have been extended to December 31, 2013, collectively, pursuant to the execution of a Forbearance Agreement dated November 30, 2012.  The Forbearance Agreement is disclosed in the below section titled “ Forbearance of Promissory Notes – Bridge Financing  - Mount Knowledge Holdings Inc.”

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

Forbearance of Promissory Notes – Bridge Financing  - Mount Knowledge Holdings Inc.

On November 30, 2012, Vukota Capital Management Inc. (“Lender”) executed a Forbearance Agreement (the “Forbearance”) with the Company, in which the Lender agreed, that during the period commencing on the date of execution of the Agreement and ending on and including December 31, 2013 (the " Forbearance Period "), Lender would not file suit or take any other action to foreclose on the collateral or file suit or take any other action to enforce its rights under that certain Securities Purchase Agreement dated as of September 14, 2012 (as amended, supplemented or otherwise modified from time to time, including Amendment No. 1 to Securities Purchase Agreement dated on or about November 8, 2011, collectively referred to as the " Securities Purchase Agreement "), and those certain Promissory Notes dated as of September 14, 2012, and on subsequent dates thereafter, (as amended, supplemented or otherwise modified from time to time, the " Promissory Notes ,"), all of which were joined to the Securities Purchase Agreement with the effective date of September 14, 2012, by the execution of those certain Joinder Agreements to Securities Purchase Agreement, by each and every Lender, separately (as amended, supplemented or otherwise modified from time to time, the " Joinder Agreements ,") and, together with that certain Stock Pledge Agreement dated as of September 14, 2012 (as amended, supplemented or otherwise modified from time to time, the " Stock Pledge Agreements ,"), the " Credit Agreements" ), (collectively referred to as the “Transaction Documents”). This limited forbearance does not extend to any other default or Events of Default under any other provision of the Transaction Documents or any of the other rights and remedies available to Lender under the Transaction Documents. Upon the earlier of (i) the occurrence of a Forbearance Default and (ii) the expiration of the Forbearance Period, Lender’s agreement to forbear shall automatically be deemed terminated and Lender shall be entitled to immediately and without notice exercise all of its rights and remedies under the Credit Agreements and all Transaction Documents.

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

Settlement of Outstanding Debt

On December 28, 2012, the Company executed a Separation and Settlement Agreement with Birch First Global Investments Inc. (“BFGI”), a US Virgin Islands company to settle loans made to the Company in a total amount of Ninety-Two Thousand and Seventy-Six Dollars (USD $92,000.00), in exchange for the transfer of ownership interest and all rights to the intellectual property referred to as “ECO Learning Platform” (English Communications Online), an online modular based course training software technology, including any and all computer program source code, trademarks, logos, documentation and other related materials.

On September 30, 2013, the Company and BFGI executed amendment No. 1 to the Separation and Settlement Agreement (the “Amendment”), to correct an error in the stated amount of the outstanding obligation of Ninety-Two Thousand and Seventy-Six Dollars (USD $92,000.00) (the “Outstanding Obligation”) set forth the original Separation and Settlement Agreement (the “Original Agreement”), in which the Outstanding Obligations was changed to a total amount of Sixty Thousand Nine Hundred Dollars (USD $60,900), (the “Adjusted Outstanding Balance”). There were no other modifications or changes to the Original Agreement.

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

The Agreement contains customary warranties and representation, indemnification and confidentiality provisions, including specific terms (referenced in one or more schedules made a part of the Agreement), which are currently undetermined or deemed confidential, and are therefore not being released or disclosed in this filing.

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

Subsidiaries

As of December 31, 2012, we do not have any operating subsidiaries.

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

Item 4.       Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Securities

Our common shares are quoted on the Over-The-Counter Pink marketplace under the trading symbol “MKHD”. Our shares have been quoted on the Over-The-Counter Pink marketplace since October 3, 2007. We began to trade our shares of common stock on May 25, 2010 with an open share price of $.50. For the periods ending March, 2011, June 30, 2011, September 30, 2011, and December 31, 2011, we had a per share price high of $0.18 and a low of $0.18, high $0.12 and a low of $0.12, high of $0.12 and a low of $0.12, and high of $0.05 and a low of $0.05, respectively. For the periods ending March 31, 2012, June 30, 2012, September 30, 2012, and December 31, 2012, we had a per share price high of $0.02 and a low of $0.02, high $0.02 and a low of $0.02, high of $0.02 and a low of $0.02, and high of $0.03 and a low of $0.03, respectively.

Our transfer agent is Island Stock Transfer, of 15500 Roosevelt Boulevard, Suite 301, Clearwater, FL 33760; telephone number 727.289.0010; facsimile: 727.289.0069.

Holders of our Common Stock

As of October 7, 2013, there were approximately 189 shareholders of record.  Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

During the first quarter of 2011, we issued 206,897 shares of restricted common stock for services rendered by a contractor to the Company. The issuance of the above referenced shares was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

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

On March 15, 2013, we issued a total of 238,654 shares of our common stock at a price of $0.15 per share to a total of three (3) parties (vendors), in exchange for the settlement of a total of $35,795 of outstanding Company obligations . The issuance of the above referenced shares was completed pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

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

Financial Condition, Liquidity and Capital Resources

As of December 31, 2012, we had $233 cash and cash equivalents. We had limited operations to date and we did not have any revenues during the twelve-month period ended December 31, 2012. We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed marketing and sales operations.

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

	Year Ended December 31			For the Development Stage Period, From April 1, 2012 To December 31
	2012		2011	2012

Sales revenue	$ -		$ -	$ -
Cost of goods sold	-		-	-
Gross profit	-		-	-

Operating expenses
General and administrative expenses	231,385		2,150,863	101,878
Total operating expenses	231,385		2,150,863	101,878

Loss from operations	(231,385)	-	(2,150,863)	(101,878)
Other income	-		1,000	-
Interest expense	(89,440)		(48,991)	(69,395)
Change in fair value derivative liability	2,852,455		(4,812,705)	2,558,175
Gain on debt extinguishment	12,633		-	12,633

Net loss from continuing operations	2,544,264		(7,011,559)	2,339,535

Discontinued operations
Income (loss) from discontinued operations	5,096		(1,070,684)	-
Gain (loss) on disposal of subsidiary	174,736		(3,482)	-

Net Loss	2,724,096		(8,085,725)	2,339,535

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2012 which are included herein.

Our operating results for the years ended December 31, 2012 and 2011, respectively are summarized as follows:

Revenues

We had marginal revenues to date, and do not anticipate increasing earning revenues in the immediate future.

Expenses

Our expenses for the years ended December 31, 2012 and 2011 are outlined in the table below. All expenses for predecessor entity are included in income (loss) from discontinued operations.

Operating Expenses
General and administrative expenses	231,385	2,150,863	101,878
Total operating expenses	231,385	2,150,863	101,878

Loss from operations	(231,385)	(2,150,863)	(101,878)
Other income	-	1,000	-
Interest expense	(89,440)	(48,991)	(69,395)
Change in fair value of derivative liability	2,852,455	(4,812,705)	2,558,175
Gain on debt extinguishment	12,633	-	12,633

Net loss from continuing operations	2,544,264	(7,011,559)	2,339,535

Discontinued operations
Income (loss) from discontinued operations	5,096	(1,070,684)	-
Gain on disposal of subsidiary	174,736	(3,482)	-

Net Loss	2,724,096	(8,085,725)	2,339,535

General and Administrative

The decrease in our general and administrative expenses for the year ended December 31, 2012 compared to December 31, 2011 was primarily due to the disposition of our operating subsidiaries. For the purposes of this disclosure, general and administrative fees include the Company’s professional fees.

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

	Year Ended December 31, 2012	Year Ended December 30, 2011	Increase/Decrease
Cash Flows from Operating Activities	$ (380,954)	$ (1,224,154)	(68.9)%
Cash Flows from Investing Activities	$ (2,100)	$ (41,574)	(94.9)%
Cash Flows from Financing Activities	$ 322,000	$ 1,217,225	(73.5)%
Net change in cash	$ (63,221)	$ (20,670)	(200.1)%

Liquidity and Capital Resources

Working Capital

	December 31,	December 31,	Percentage
	2012	2011	Increase/Decrease
Current Assets	$ 2,333	$ 215,537	(98.9)%
Current Liabilities	$ 3,370,377	$ 6,289,788	(46.4)%
Working Capital Deficit	$ (3,368,044)	$ (6,074,251)	(44.6)%

Cash Flows

We anticipate that we will incur approximately $250,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used in Operating Activities

We used net cash in operating activities in the amount of $(380,954) during the year ended December 31, 2012 and $(1,310,554) during the year ended December 31, 2011. Cash used in operating activities was funded by cash from financing activities. The decrease in operating activities in 2012 compared to 2011 was due to the disposal of all the Company’s operating subsidiaries.

Cash Used in Investing Activities

We used net cash in investing activities in the amount of $(2,100) during the year ended December 31, 2012 and $(41,574) was used or provided in investing activities during the years ended December 31, 2011.

Cash Provided by Financing Activities

We generated $322,000 net cash from financing activities during the year ended December 31, 2012 compared to net cash from financing activities in the amount of $1,217,225 during the year ended December 31, 2011. Cash generated by financing activities during 2012 is attributable mainly to capital stock sales, issued notes, and related party borrowings of $322,000. The decrease in the net cash from financing activities in 2012 compared to 2011 was due to the disposal of all the Company’s operating subsidiaries during 2011 and 2012.

Disclosure of Outstanding Share Data

As of December 31, 2012, we had 190,695,096 shares of common stock issued and outstanding.

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

As of December 31, 2012, we had accumulated losses of $9,335,888 since inception and a working capital deficit of $3,368,044. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended December 31, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Costs of acquisition are capitalized subject to impairment testing, in accordance with ASC Topic 360, “Property, Plant and Equipment – Subsequent Measurement”, (formerly SFAS 144), when facts and circumstances indicate impairment may exist, as defined in Note 3 , Newly Adopted Accounting Policies And Recent Accounting Guidance .

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

YEARS ENDED DECEMBER 31, 2012 AND 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Mount Knowledge Holdings, Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Mount Knowledge Holdings, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and other comprehensive loss, stockholder's deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits also include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mount Knowledge Holdings, Inc. as of December 31, 2012 and 2011, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had an accumulated deficit of $9,335,888 as of December 31, 2012. These considerations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2 which contemplates continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, CA

October 19, 2013

MOUNT KNOWLEDGE HOLDINGS, INC.

(A Development Stage Company)

Consolidated Financial Statements

December 31, 2012 and 2011

(Stated in US dollars)

MOUNT KNOWLEDGE HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in US dollars)
	December 31, 2012	December 31, 2011
Assets
Current Assets
Cash	$ 233	$ 63,454
Prepaid expenses and other assets	-	10,000
Assets held for sale	-	142,083
Due from related party	2,100	-
Total Current Assets	2,333	215,537
Total Assets	$ 2,333	$ 215,537

Liabilities And Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$ 226,309	$ 180,822
Liabilities for assumption	-	280,525
Other payables	-	51,960
Due to related parties	-	176,900
Notes payable	550,000	600,000
Derivative liability	2,594,068	4,999,571
Total Current Liabilities	3,370,377	6,289,778
Total Liabilities	3,370,377	6,289,778

Stockholders' Deficit
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, 50,000,000 shares, designated as Series A convertible preferred stock, $0.0001 par value, 8,888,888 issued at December 31, 2012 and December 31, 2011 and 16,097,296 and 9,873,505 outstanding at December 31, 2012 and December 31, 2011	1,610	987
Common stock, $0.0001 par value, 200,000,000 shares authorized, 190,695,096 and 110,978,650 issued and outstanding at December 31, 2012 and December 31, 2011	19,070	11,097
Additional paid-in capital	5,845,951	5,279,274
Common stock to be issued	122,000	-
Accumulated other comprehensive loss	(20,788)	(18,621)
Deficit, prior to development stage	(11,735,422)	(12,062,989)
Retained earnings, development stage	2,399,535	-
Total Stockholders’ Deficit for Mount Knowledge Holdings, Inc.	(3,368,044)	(6,790,252)
Non-controlling interest	-	716,011
Total Stockholders' Deficit	(3,368,045)	(6,074,241)
Total Liabilities And Stockholders' Deficit	$ 2,333	$ 215,537

The accompanying notes are an integral part of these consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS)
(Stated in US dollars)
	Year Ended December 31		For The Development Stage Period, From April 1, 2012 To December 31
	2012	2011	2012
Sales revenue	$ -	$ -	$ -
Cost of goods sold	-	-	-
Gross profit	-	-	-
Operating expenses
General and administrative expenses	231,385	2,150,863	101,878
Total operating expenses	231,385	2,150,863	101,878
Loss from operations	(231,385)	(2,150,863)	(101,878)
Other income	-	1,000	-
Interest expense	(89,440)	(48,991)	(69,395)
Change in fair value of derivative liability	2,852,455	(4,812,705)	2,558,175
Gain on debt extinguishment	12,633	-	12,633

Net Income (loss) from continuing operations	2,544,264	(7,011,559)	2,399,535

Discontinued operations
Income (Loss) from discontinued operations	5,096	(1,070,684)	-
Gain (Loss) on disposal of subsidiary	174,736	(3,482)	-

Net Income (Loss)	2,724,096	(8,085,725)	2,399,535
Net loss attributable to non-controlling interest	(3,004)	(422,708)	-
Net Income (Loss) Attributable to Common Shareholders	$ 2,727,100	$ (7,663,017)	$ 2,399,535
Comprehensive Income (Loss)

Net Income (Loss)	2,724,096	(8,085,725)	2,399,535
Foreign currency translation adjustments	(2,167)	(13,974)	(2,167)
Comprehensive Income (Loss)	2,721,929	(8,099,699)	2,397,368
Comprehensive loss attributable to non-controlling interest	(3,004)	(422,708)	-

Comprehensive Income (Loss) Attributable To Common Shareholders	$ 2,724,933	$ (7,676,991)	$ 2,397,368

Weighted Average Number of Common Shares Outstanding- Basic and Diluted	152,788,733	104,616,814
Net Income (Loss) from Continuing Operations Per Common Share - Basic and Diluted	$ 0.02	$ (0.06)
Net Income (Loss) from Discontinuing Operations Per Common Share - Basic and Diluted	0.00	(0.01)
Net Income (Loss) Per Common Share - Basic and Diluted	0.02	(0.07)

The accompanying notes are an integral part of these consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Stated in US dollars)

	Preferred Stock		Common Stock
	Shares	Par	Shares	Par	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Subscriptions Received	Deficit, prior to Development Stage	Retained Earnings, Development Stage	Non-Controlling Interest	Total Stockholders’ Deficit
Balances at December 31, 2010	8,888,888	$889	99,600,226	$9,960	4,265,625	$(4,647)	$-	$(4,399,972)	$-	$(193,806)	$(321,951)

Stock issued for consulting fee	-	-	4,669,397	466	794,519	-	-	-	-	-	794,985

Stock-based compensation	-	-	480,000	48	95,952	-	-	-	-	-	96,000

Stock and warrants issued in exchange for shares of subsidiary	--	-	6,229,027	623	123,276	-	-	-	-	(310,765)	(186,866)

Make-whole preferred shares on convertibility	984,617	98	-	-	(98)	-	-	-	-	-	-

Stock issued by subsidiary:
- for cash	-	-	-	-	-	-	-	-	-	552,165	552,165
- for debt	-	-	-	-	-	-	-	-	-	1,014,354	1,014,354
- for services	-	-	-	-	-	-	-	-	-	76,771	76,771

Foreign currency translation adjustment	-	-	-	-	-	(13,974)	-	-	-	-	(13,974)
									-
Net loss	-	-	-	-	-	-	-	(7,663,017)	-	(422,708)	(8,085,725)

Balances at December 31, 2011	9,873,505	$987	110,978,650	$11,097	5,279,274	$(18,621)	$-	$(12,062,989)	$-	$716,011	$(6,074,241)

Shares and warrants issued for stock exchange	-	-	74,716,446	7,472	1,860,440	-	-	-	-	(1,867,911)	-

Share exchange effect on non-controlling interest	-	-	-	-	(1,453,540)	-	-	-	-	1,154,904	(298,636)

Debt settlement with intellectual property	-	-	-	-	60,900	-	-	-	-	-	60,900

Stock issued for cash	-	-	5,000,000	500	99,500	-	-	-	-	-	100,000

Share subscriptions received	-	-	-	-	-	-	122,000	-	-	-	122,000

Make-whole preferred shares on convertibility	6,223,791	623	-	-	(623)	-	-	-	-	-	-

Net income (loss)	-	-	-	-	-	(2,167)	-	327,566	2,399,535	(3,004)	2,721,930

Balances at December 31, 2012	16,097,296	$ 1,610	190,695,096	$ 19,070	$ 5,845,951	$ (20,788)	$ 122,000	$ (11,735,423)	$ 2,399,535	$ -	$ (3,368,047)

The accompanying notes are an integral part of these consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US dollars)

	Year Ended December 31		For The Development Stage Period, From April 1, 2012 To December 31
	2012	2011	2012
Operating Activities:
Net income (loss) attributable to common shareholders	$2,727,100	$(7,663,017)	$2,399,535
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net loss attributable to non-controlling interest in subsidiary	(3,004)	(422,708)	-
Shares issued for services	-	794,985	-
Subsidiary shares issued for cash	-	-	-
Subsidiary shares issued for services	-	316,771	-
Share-based compensation	-	96,000	-
(Gain) on debt extinguishment	(12,633)	-	(12,633)
Change in fair value of derivative liability	(2,852,455)	4,812,705	(2,558,175)
(Gain) Loss on disposal of subsidiaries	(174,736)	3,482	-
Changes in operating assets and liabilities:
Changes in assets held for sale	46,294	782,418	-
Prepaid expenses and other assets	-	-	-
Other assets	-	(10,000)	-
Accounts payable and accrued liabilities	56,440	80,210	69,395
Other payable	(51,960)	(15,000)	-
Due to/from related party	(116,000)	-	(116,000)
Net cash used in operating activities	(380,954)	(1,224,154)	(217,878)

Investing Activities:
Advance/loans to related party	(2,100)	41,574	(2,100)
Net cash provided by (used in) investing activities	(2,100)	41,574	(2,100)

Financing Activities:
Proceeds from related parties	-	160,060	-
Proceeds from note payable	100,000	505,000	-
Repayment to note payable	-	-	-
Proceeds from share issuances	100,000	-	100,000
Subsidiary shares issued for cash	-	552,165	-
Share subscriptions received	122,000	-	122,000
Net cash provided by financing activities	322,000	1,217,225	222,000

Effect of exchange rate changes on cash	(2,167)	(13,974)	(2,167)

Net Change in Cash	(63,221)	20,671	(145)

Cash, at beginning of period	63,454	42,783	378

Cash, at end of period	$233	$63,454	$233

Supplemental Disclosure of Cash Flow Information:
Interest expense paid	$-	$1,124	$-
Income taxes paid	$-	$6,686	$-
Non-Cash Investing and Financing Activities
Conversion of note payable to equity	$-	$774,354	$-
Common stock issued in exchange for shares of Mount Knowledge USA Inc.	$(446,953)	$(186,866)	$(446,953)
Warrants issued in exchange for shares of Mount Knowledge USA Inc.	$446,953	$186,866	$446,953

The accompanying notes are an integral part of these consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012 and 2011

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

On December 28, 2012, the Company sold its remaining subsidiary companies, comprising MKA and MTK USA

At December 31, 2012, the corporate structure of the Company consisted of only its own corporate accounts, with no ownership in any subsidiary companies.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S, generally accepted accounting principles (“US GAAP”). The Company’s functional currency is US dollar. The LK Group’s functional currencies are the Chinese Renminbi (“RMB¥”) and Hong Kong dollar (“HKD$”); however the accompanying financial statements have been translated and presented in United States Dollars (“USD$”).

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which had been disposed of by December 28, 2012. Intercompany balances and transactions have been eliminated in preparing the accompanying financial statements.

Development Stage Activities

The Company complies with Financial Accounting Standards Codification (“ASC’) 915 and Securities and Exchange Commission Act Guide 7 for its characterization of the company as a development stage enterprise.

Use of Estimates

In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Fair Value of Financial instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. FASB ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

-

Level 1:  Quoted prices in active markets for identical assets or liabilities.

-

Level 2:  Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-

Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

All of the Company’s financial instruments are recorded at fair value due to their term of maturity.

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

Basic and Diluted Loss per Share

In accordance with the Accounting Standards Codification (ASC) subtopic 260-10 (formerly SFAS No. 128 “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2012 and December 31, 2011, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

Derivative Liability

Pursuant to ASC 815, “Derivatives and Hedging”, on March 31, 2011 and at the end of subsequent quarterly periods, the Company recorded mark-to-market adjustments based on the fair value of the derivative liability on those dates, which resulted as a contribution of $2,852,455 and charge of $4,812,705 for 2012 and 2011, respectively, to operations. The fair value of the derivative liability was determined using the Black Scholes option pricing model, using the following data and assumptions:

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Quoted market price	$0.175	$0.120	$0.120	$0.049
Conversion price	$0.50	$0.50	$0.50	$0.50
Expected volatility	337%	347%	381%	436%
Expected dividends	$nil	$nil	$nil	$nil
Expected term	3 year	3 year	3 year	3 year
Risk-free interest rate	0.26%	0.19%	0.12%	0.11%

As of December 31, 2012, the number of common shares that could be potentially issued to settle the conversion of the preferred stock is 9,304,904 common shares.

The following table sets forth, by level, with the fair value hierarchy, the Company’s financial assets and liabilities, measured at fair value on December 31, 2012.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative Financial instruments – Convertible Preferred Stock	$-	$-	$691,904	$691,904
Derivative Financial instruments - Warrants	$-	$-	$1,902,164	$1,902,164

Balance at December 31, 2010	$-

Derivative liability related to preferred stock conversion feature	483,570
Derivative liability related to warrants	76,305
Change of derivative liability related to previous issued warrants	4,439,696
Balance at December 31, 2011	$4,999,571

Derivative liability related to preferred stock conversion feature	208,334
Derivative liability related to warrants issued	803,202
Change of derivative liability related to 2011 warrants issued	(3,417,039)
Balance at December 31, 2012	$2,594,068

The following table summarizes the derivative liabilities included in the balance sheets at December 31, 2012:

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

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net income of $2,724,096 for the year ended December 31, 2012. In addition, the Company had a working capital deficit of $3,368,044 and deficit of $9,335,887 as of December 31, 2012. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing. Management has plans to seek additional capital through debt, and private and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

Subsequently, on December 28, 2010, the Company entered into a five-year Option Agreement with Ucandu to purchase the remaining 510,000 shares of common stock of MTK Tech (51%) for an exercise price of 100,000 shares of the Company’s common stock, at the Company’s discretion. As of April 15, 2011, the Company had not exercised the Option with Ucandu

During the year ended December 31, 2011, the ownership interest in Mount Knowledge Technologies Inc. was disposed of, resulting in a loss of $490.

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

Promissory Notes

(a) January 11, 2012, the Company entered into a joinder agreement to the original Securities Purchase Agreement executed on September 14, 2011, pursuant to which the Company issued to Vukota Capital Management Inc., an Ontario, Canada company (the “Lender”), a promissory note in the principal amount of $100,000. The note matures one year from the closing date.

Bridge Financing - Forbearance of Promissory Notes – Vukota Capital Management Inc.

On November 30, 2012, Vukota Capital Management Inc., an Ontario, Canada company (the “Lender”) executed a Forbearance Agreement with the Company, in which the Lender agreed, that during the period commencing on the date of execution of the Agreement and ending on and including December 31, 2013 (the "Forbearance Period"), the Lender would not file suit or take any other action to foreclose on the collateral or file suit or take any other action to enforce its rights under the Securities Purchase Agreement dated as of September 14, 2012 (as amended, supplemented or otherwise modified from time to time, including Amendment No. 1 to Securities Purchase Agreement dated on or about November 8, 2011, collectively referred to as the "Securities Purchase Agreement"), and those certain promissory notes dated as of September 14, 2012, and on subsequent dates thereafter, (as amended, supplemented or otherwise modified from time to time, all of which were joined to the Securities Purchase Agreement with the effective date of September 14, 2012, by the execution of those certain Joinder Agreements to Securities Purchase Agreement, by each and every Lender, separately (as amended, supplemented or otherwise modified from time to time, the "Joinder Agreements,") and, together with that certain Stock Pledge Agreement dated as of September 14, 2012 (as amended, supplemented or otherwise modified from time to time) by which Birch First Advisors, LLC pledged as collateral 18,261,690 common stock shares to the note holders under the securities purchase agreement. This limited forbearance does not extend to any other default or events of default under any other provision of the transaction documents or any of the other rights and remedies available to the Lender under the transaction documents.

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

During the year ended December 31, 2012 and the year ended December 31, 2011, the related parties consisted of the following:

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

(4) Birch First Global Investments, Inc., an affiliate to the Company;

(5) Practical Business Advisors, LLC, a company controlled by Daniel A. Carr, the Company’s former President, CEO, Treasurer, and Director;

(6) The Language Key China Ltd. Shanghai.

(7) The Language Key Asia Ltd.

(8) The Language Key Publishing Ltd.

Due from related parties consists of the following:

	December 31, 2012	December 31, 2011
The Language Key China Ltd. Shanghai	$-	$67,619
The Language Key Asia Ltd.	-	4,676
The Language Key Publishing Ltd.	-	1,340
The Language Key China Ltd. Guangzhou	-	11,816
Birch First Advisors, LLC	2,100	-
	-	85,451
Less: Due From Related Parties included in Assets Held For Sale	-	(85,451)
Total Due From Related Parties	$2,100	$-

Due to related party consists of the following:

	December 31, 2012	December 31, 2011
Practical Business Advisors, LLC	$-	$-
Mr. Jeff Tennenbaum	-	6,526
Birch First Global Investments, Inc.	-	176,900
	-	183,426
Less: Due To Related Parties included in Liabilities Held For Sale	-	(6,526)
Total Due To Related Parties	$-	$176,900

Settlement of Outstanding Debt

On December 28, 2012, as amended on September 30, 2013, the Company executed a Separation and Settlement Agreement with Birch First Global Investments Inc., a US Virgin Islands company, to settle loans made to the Company in a total amount of $60,900, in exchange for the transfer of ownership interest and all rights to the intellectual property referred to as “ECO Learning Platform” (English Communications Online), an online modular based course training software technology, including any and all computer program source code, trademarks, logos, documentation and other related materials.

As at December 31, 2012 and December 31, 2011, the amounts owing to Birch First Global Investments, Inc.  totaled $nil and $176,900, respectively. This represented a payable for loans to the Company provided by an affiliate of the Company.

Note 6 – Stockholders’ Deficit

Authorized Shares

As of December 31, 2012 and December 31, 2011, the Company’s authorized shares consisted of the following:

100,000,000 preferred shares with 50,000,000 designated as Series A convertible, par value $0.0001;

200,000,000 common shares, par value $0.0001.

Series A Convertible Preferred Stock

By resolution of the Board of Directors, on February 4, 2011, the Company was granted a Certificate of Designation for Nevada Profit Corporations by the Nevada Secretary of State, whereby the Company established a series of the Company’s preferred  stock, consisting of 50,000,000 shares of its preferred stock,  par value $0.0001 per  share, designated as “Series A Convertible Preferred Stock”, having the voting rights, designations, preferences, limitations, restrictions, options, conversion rights and other special or relative rights set forth in the Certificate of Designation. Voting rights will be equal to those of common shares.

On February 1, 2011, 8,888,888 shares of preferred stock were issued as partial consideration in the acquisition of Mount Knowledge USA, Inc. This Certificate of Designation provides for conversion rate adjustments, whereby if at any time following February 1, 2011, the Company sells or grants any option to purchase or otherwise disposes of or issues any common stock entitling any person to acquire shares of common stock at a price that is lower than $1 (“dilutive issuance”), then, in order to maintain anti-dilution, the Company will issue additional shares of convertible preferred stock (“make whole shares”) to the holders of outstanding shares of convertible preferred stock. Conversion rates are defined to be two shares of common stock per share of convertible preferred stock, with quarterly conversion dates, and the quarterly conversion period are to commence on February 1, 2013 and terminating on February 1, 2014.

Also, after February 1, 2014, at the option of the holder of convertible preferred stock, the holder may elect to convert, on any conversion date, all or any portion of their respective shares into fully paid and non-assessable shares of common stock.

Due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion option embedded in the convertible preferred stock, the conversion feature is classified as a derivative liability and recorded at fair value.

Common Stock – Mount Knowledge Holdings Inc.

Year ended December 31, 2012

Share Subscriptions Received

The Company issued shares of its common stock in the first quarter of 2013 for the following funds and share subscriptions received in 2012:

(a) On October 4, 2012, the Company accepted a private offering of 100,000 shares of its common stock at a price of $0.02 per share with 1 purchaser, for total proceeds of $2,000.

(b) On December 4, 2012, the Company accepted a private offering of a total of 5,000,000 shares of its common stock at a price of $0.02 per share with 1 purchaser, for total proceeds of $100,000.

(c) On December 14, 2012, the Company accepted a private offering of a total of 1,000,000 shares of its common stock at a price of $0.02 per share with 1 purchaser, for total proceeds of $20,000.

2012 Issuances of Common Stock

(a) On July 5, 2012, the Company completed a private offering of 2,500,000 shares of its common stock at a price of $0.02 per share to a total of 3 purchasers, for total proceeds of $50,000.

(b) On August 9, 2012, the Company completed a private offering of 2,500,000 shares of its common stock at a price of $0.02 per share to a total of 2 purchasers, for total proceeds of $50,000.

(c) On June 20, 2012, the Company closed on its offer to purchase 24,978,806 shares of common stock, par value $0.0001 per share, of Mount Knowledge USA, Inc. from a total of 63 shareholders (collectively, referred to as the “MTK USA Shareholders”) of Mount Knowledge USA, Inc. (“MTK USA”), pursuant to the executed Securities Purchase Agreement, representing the 63 MTK Shareholders as a group, including separate Joinder Agreements, all individually executed with each participating MTK USA Shareholder, and collectively made a part thereof to the executed Securities Purchase Agreement.

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

(d) In addition, on June 20, 2012, the Company entered into two (2) separate Securities Purchase Agreements with Access Alternative Group S.A. (“Access”) and with Jensen International Inc. (“Jensen”), respectively, also shareholders of MTK USA, pursuant to which the Company acquired MTK USA common shares of MTK USA Common Stock, in the aggregate amount of 49,737,640 shares.

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

Year ended December 31, 2012

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

Year ended December 31, 2012

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

A summary of the common stock warrant activity for the year ended December 31, 2012 and for the year ended December 31, 2011 is as follows:

	Number Of Shares	Weighted Average Exercise Price
Balance at December 31, 2010	24,000,000	$0.18

Granted June 30, 2011	1,198,924	0.50
Granted June 30, 2011	358,333	0.50
Granted July 29, 2011	3,600,000	0.20
Cancelled December 30, 2011	(3,600,000)	(0.20)

Balance at December 31, 2011	25,557,257	0.19

Granted June 20, 2012	6,244,702	0.50
Granted June 20,2012	12,434,410	0.50

Balance at December 31, 2012	44,236,369	$0.32

The range of exercise prices and the weighted average remaining life of the warrants outstanding at December 31, 2012 were $0.18 to $0.50 and 0.97 years, respectively.

Note 7 – Discontinued Operations

a) Disposal of Hong Kong Holding Company and Its Subsidiaries

On October 24, 2011, Mount Knowledge Asia sold Language Key Asia (“LKA”) and all of its subsidiaries (the “LK Subsidiaries”), except for The Language Key Training Ltd. (“LKTR”) to Software Sans Frontiere SA, a Belize corporation, for consideration of US $10 and assumption of all of the liabilities of the LK Subsidiaries. Their historical operating results were reported as part of “discontinued operations” for all periods presented in the accompanying consolidated statement of operations. The net loss on disposal of subsidiaries was $2,992, which was reported as part of “discontinued operations” for the year ended December 31, 2011.

b) Sale of Subsidiary in Quarter 1, 2012 – Language Key Training Ltd.

In February 2012, the Company sold Language Key Training Ltd., its Hong Kong subsidiary (“LKTR”) for a nominal cash consideration to Software Sans Frontiere SA, a Belize corporation, for consideration representing the assumption of all of the liabilities of LKTR. The trademark and associated course training materials were returned to the original seller whose obligation was settled by the payment of $15,000 prior to disposition. The net gain on disposal of subsidiaries was $174,736, which was reported as part of “discontinued operations” for the year ended December 31, 2012.

The Company’s management made the decision to sell the LKTR due to ongoing losses and failed restructuring efforts as a result of the lack of available financing for Hong Kong and China based educational companies. At December 31, 2011, the assets and liabilities of LKTR were classified as “assets held for sale” and “liabilities for assumption” at the lower of their carrying value or fair value less cost to sell as they met criteria of held for sale. There had been no impairments related to LKTR.

The carrying amounts of the major classes of assets and liabilities held for sale related to LKTR is as follows:

	December 31, 2012	December 31, 2011

Cash and equivalents	$ -	4,428
Accounts and other receivables	-	2,426
Unbilled revenue	-	12,757
Corporate tax recoverable	-	10,273
Due from related parties	-	85,451
Property and equipment	-	13,113
Other assets	-	13,635

Total assets held for sale	$ -	142,083

	December 31, 2012	December 31, 2011

Accrued liabilities	$ -	33,307
Other payables	-	240,692
Due to related parties	-	6,526

Total liabilities for assumption	$ -	280,525

c) Sale of Subsidiaries - Mount Knowledge Asia Ltd. and Mount Knowledge USA Inc.

On December 28, 2012, the Company sold Mount Knowledge Asia Ltd., (“MKA”), a Hong Kong corporation, and Mount Knowledge USA Inc., a Nevada corporation (“MTK USA”) to Software Sans Frontiere SA, a Belize corporation, for consideration of Hong Kong $10 and assumption of all of the liabilities of each subsidiary, respectively. At December 28, 2012, these companies had no liabilities. The Company’s management made the decision to sell MKA and MTK USA due to ongoing losses and failed restructuring efforts as a result of the lack of available financing for either of the companies.

Note 8 – Contingent Liabilities and Contractual Obligations

(a) Award of Claim

On February 6, 2012, the Labour Tribunal of Hong Kong awarded Dirk Haddow (“Haddow”), a former director and officer of LKA, a judgment against LKA and LKTR in the sum of HKD $1,135,245, regarding a salary claim. This obligation is no longer considered a contingent liability of the Company, pursuant to the settlement of claims described below.

(b) Marketing Affiliate Agreement

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

(c) Definitive Agreement to Purchase Forum Mobile-Israel Ltd. - Execution of Letter of Intent

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

Note 9 – Income Taxes

United States

The Company incorporated in United States, and is subject to tax on income or capital gain under the current laws of the United States.

Taxation in the income statement represents the provision for US profits tax for the period. US profits tax is calculated at 34% of the estimated assessable profit for the tax period.

Prior to the acquisitions of MKT USA and Language Key Asia Ltd, the Company had minimal operations and generated no revenue. Consequently, the Company incurred net operating losses through December 31, 2012 and 2011.

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

The new EIT Law also imposes a withholding income tax of 10% on dividends distributed by a foreign invested enterprise to its immediate holding company outside of China, if such immediate holding company is considered as a non-resident enterprise without any establishment or place within China or if the received dividends have no connection with the establishment or place of such immediate holding company within China, unless such immediate holding company ’ s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. Such withholding income tax was exempted under the previous income tax regulations.

LKA ’ s subsidiary, The Language Key China Ltd., as an enterprise established in Shanghai, PRC, was entitled to a preferential enterprise tax rate of 18% prevailing in Pudong Economic Zone for all years before 2008, and the following preferential rates started on January 1, 2008:

*

Year	Tax Rate
2008	18%
2009	20%
2010	22%
2011	24%
2012	25%
2013 and thereafter	25%

The income tax expense in the consolidated statements of operations consisted of:

	Year ended	Year ended
	December	December
	31, 2012	31, 2011
Hong Kong Enterprise Income Tax	$-	-

PRC Enterprise Income Tax	-	-

Income taxes, net	$-	-

A reconciliation between the income tax computed at the U.S. statutory rate and the Company's provision for income tax in Hong Kong is as follows:

	Year	Year
	Ended December 31	Ended December 31
	2012	2011

U.S Federal income tax statutory rate	34.0%	34.0%

U.S Federal income tax statutory rate	(34.0)%	(34.0)%

Hong Kong Statutory rate	0.0%	16.5%
Loss not subject to income tax	0.0%	(16.5)%

Effective tax rate	0.0%	0.0%

A reconciliation between the income tax computed at the U.S. statutory rate and the Company's provision for income tax in the PRC is as follows:

	Year ended December 31,2012	Year ended December 31,2011
U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)%	(34.0)%
PRC preferential enterprise income tax rate	0.0%	25.0%
Tax holiday and relief granted to the Subsidiary	0.0%	(1.0)%
Loss not subject to income tax	0.0%	(24.0)%
Other	0.0%	0.0%
Effective tax rate	0.0%	0.0%

Significant components of the Company’s deferred income tax assets are as follows:

	December 31,
	2012	2011

Deferred tax assets	$1,750,130	$1,501,282
Valuation allowance	(1,750,130)	(1,501,282)

Net deferred tax assets	$-	$-

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of Accounting for Uncertainty in Income Taxes on January 1, 2007. The provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with the standard “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of Accounting for Uncertainty in Income Taxes also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Note 10- Concentration

Major Customers

The Company had no major customers during the years ended December 31, 2012 and 2011.

Note 11- Operation Risks

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

Note 12 – Subsequent Events

(a) Settlement of Employment Claim of Key Executive of Subsidiary

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

(b) Definitive Agreement to Purchase Forum Mobile-Israel Ltd.

On March 19, 2013, the Company entered into a Definitive Agreement with Forum Mobile Inc., a Delaware company publicly-traded on the US Over-the-Counter Stock Exchange (“FRMB”), pursuant to which the Company has agreed to purchase, from FRMB, 100% of the ownership interest in FM, in the form of a share exchange, in consideration for the issuance of common and preferred shares of the Company to FRMB, upon which FM will become a wholly owned subsidiary of the Company at closing.

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

(c) 2013 Cash Sales of Unregistered Securities – Common Stock

On March 1, 2013, the Company completed a private offering of 1,000,000 shares of its common stock at a price of $0.02 per share to 1 purchaser, for total proceeds of $20,000.

(d) Stock Issuance for Contracted Services

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

(e) Vendor Settlements

On March 15, 2013, the Company issued a total of 238,654 shares of its common stock at a price of $0.15 per share to a total of three (3) vendors, in exchange for the settlement of a total of $35,795 of outstanding Company obligations.

(f) Bridge Financing - Promissory Notes

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

(g) 2013 Sales of Unregistered Securities – Preferred Stock

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

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

We had no changes in or disagreements with accountants on accounting and financial disclosure in 2012 or 2011.

Item 9A. Controls and Procedures.

Management’s evaluation of disclosure controls and procedures

As required under the Exchange Act, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report, being December 31, 2012. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our company. Disclosure control and procedures are the controls and other procedures that are designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC. Our management has concluded, based on their evaluation, that as of December 31, 2012, as the result of the material weaknesses described below, our disclosure controls and procedures were ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

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

(i)

there is a lack of adequate segregation of duties in our accounting and financial reporting functions;

(ii)

there is a lack of entity wide controls, including no audit committee, and a failure to maintain formalized accounting policies and procedures;

(iii)

senior management has not established and maintained a “proper tone” as to internal control over financial reporting; and

(iv)

here may be a lack of sufficient controls relating to user access security levels in our accounting software to restrict access to certain financial applications only to employees requiring access to complete their job functions.

As a result of the existence of these material weaknesses as of December 31, 2012, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012.

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

Remediation

We will engage an independent accounting firm to advise us in respect of our internal controls over financial reporting, and to provide accounting counsel on various matters relating thereto. We will continue to implement further improvements to our internal controls as they are identified. We will use the criteria and framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the publication Internal Control-Integrated Framework , an integrated framework for the evaluation of internal controls, for the evaluation of our internal controls in the future. Senior management will continue to consult with external experts to assist with the accounting for complex and non-routine accounting transactions.

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

EXECUTIVE OFFICERS AND DIRECTORS

Name of Executive Officer and Director	Age	Office
Erwin Sniedzins [1]	66	Chairman
Daniel A. Carr [2]	52	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
Simon Arnison [3] James D. Beatty [4]	47 ___	Chief Technology Officer, Secretary and Director President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

1Mr. Sniedzins resigned as the Chairman of the Company on December 30, 2011.

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

Item 11. Executive Compensation.

The particulars of compensation paid to the following persons:

•

our principal executive officers;

•

each of our three most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2012; and

•

of the three additional individuals for whom disclosure would have been provided under serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended December 31, 2012 and 2011, are set out in the following summary compensation table:

[Intentionally Left Blank]

SUMMARY COMPENSATION TABLE

						Non-equity	Nonqualified
						Incentive	Deferred	All
Name				Stock	Option	Plan	Compensation	Other
and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($) (4)	($)	($)	($)	($)

Daniel A. Carr (1)	2012	-	-	-	-	-	-	-	-
President, Chief	2011	-	-	25,000	-	-	-	49,600	74,600
Officer
and Chief Financial
Officer
James D. Beatty (2)	2012	-	-	-	-	-	-	-	-
President, Chief	2011	-	-	-	-	-	-	-	-
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

Outstanding Equity Awards at Fiscal Year-End

As at December 31, 2012, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to any of our executive officers.

Aggregated Options Exercised in the Year Ended December 31, 2012 and Year End Option Values

There were no stock options exercised during the year ended December 31, 2012.

Repricing of Options/SARS

We did not re-price any options previously granted during the year ended December 31, 2012.

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Employment Contracts

We presently do not have any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2012, there were 190,695,096 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Name and Address of Beneficial Owner	Number of Shares	Percentage of Class (2)
	Beneficially Owned (1)

Birch First	56,942,226 (4)	28.5%
205 Worth Avenue, Ste. 201
Palm Beach, Florida 33480 Access Alternative Group S.A.	28,898,170 (5)	14.5%
P.O. Box CB-13997 Nassau, The Bahamas Vantech Securities Ltd. P.O. Box CB-13997 Nassau, The Bahamas James D. Beatty 46 Tennington Park Avenue Toronto, ON M4N 2C6	550,000 (5) 100,000 (6)	0.002 0.001%
Directors, Officers and
Beneficial Owners as a group (3 persons)		43.003%

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

(2)

The percentage of class is based on 190,695,096, shares of common stock issued and outstanding as of December 31, 2012.

(3)

Total share count for Directors, Officers and Beneficial Owners as a Group takes into consideration a 22 for 1 forward stock split (the “Forward Split”) of the Company’s issued and outstanding common stock completed on January 21, 2010.

(4)

A total of 54,561,690 shares of common stock of the Company registered in the name of Birch First Global Investments, Inc., a U.S. Virgin Islands corporation controlled by Pier S. Bjorklund, as its President, and a total of 2,380,536 shares registered in the name of Birch First Advisors, LLC, a Delaware limited liability company controlled by Pier S. Bjorklund, as its Manager, collectively referred to herein as “Birch First”.

(5)

A total of 28,898,170 shares of common stock of the Company registered in the name of Access Alternative Group S.A., a Bahamas corporation controlled by Robert Montgomery, as its President, and a total of 550,000 shares registered in the name of Vantech Securities Ltd., a Bahamas corporation controlled by Pier S. Bjorklund, Robert Montgomery, as its President.

(6)

100,000 shares of restricted common stock of the Company are held by James D. Beatty, the President and CEO and a director of the Company, pursuant to the issuance on March 15, 2013, however, this position was not held on December 31, 2012.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Since commencement of our fiscal year ended December 31, 2012, several parties had a material interest, direct or indirect, in one or more transactions with us or in any presently proposed transaction(s) that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last two completed fiscal years:

(i)

Any of our directors or officers;

(ii)

Any person proposed as a nominee for election as a director;

(iii)

Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iv)

Any of our promoters; and

(v)

Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons

(vi)

Related party transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

(a)

At December 31, 2011, the Company was indebted of $217,348 (2010 - $25,537) to related parties, being non- interest bearing demand loan advances from an entity controlled by the Company’s director.

(b)

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

(c)

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

(d)

On August 10, 2011, LKA’s CEO advanced a $50,000 Short-term Note Payable to its subsidiary in China in order to satisfy its 2010 Corporate Income Tax Liability. The Note matured on August 31, 2011, and the Company expects to repay it in full by that date.

(e)

On November 14, 2011, MTK USA issued a total of 26,179,307 shares of restricted common stock of MTK USA to the following:

(i)

12,500,000 shares to Access Alternative Group S.A. as settlement of compensation for services, recorded at fair value of $240,000;

(ii)

11,137,640 shares to Access Alternative Group S.A. as settlement of a loan for $55,000;

(iii)

100,000 shares to Birch First Advisors, LLC, an entity controlled by an affiliate of the Company;

(iv)

100,000 share to Practical Business Advisors, LLC, an entity controlled by Daniel A. Carr, President, Chief Executive Officer and Director of the Company; and

(v)

a total of 2,341,667 shares to non-related parties for contracted services to MTK USA.

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

(2)

The Company and Ucandu terminated, effective immediately, the Independent Contractor Agreement dated as of December 28, 2010, pursuant to which the Company engaged Ucandu to provide sales and marketing and technology services to the Company (the “Contractor Agreement”). Pursuant to the execution of the Separation and Settlement Agreement, and the cancellation of the Contractor Agreement therein, the Company agreed to pay Ucandu a total of 100,000 shares of Common Stock of the Company as a payment in full to settle any and all unpaid payments due Ucandu on the date of execution of the Separation and Settlement Agreement;

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

•

reviewing and approving our company ’ s strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;

•

adopting a code of conduct and a disclosure policy for our company, and monitoring performance against those policies;

•

ensuring the integrity of our company's internal control and management information systems;

•

approving any major changes to our company ’ s capital structure, including significant investments or financing arrangements; and

•

reviewing and approving any other issues which, in the view of the Board or management, may require Board scrutiny.

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

Item 14. Principal Accountant Fees and Services.

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2012 and December 31, 2011 for professional services rendered by MaloneBailey LLP (predecessor accountants) and Anton & Chia LLP for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011
Audit Fees and Audit Related Fees	25,000	50,000
Tax Fees	-	-
All Other Fees	-	-
Total	25,000	50,000

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

The board of directors has considered the nature and amount of fees billed by Anton & Chia LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Anton & Chia LLP.

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
10.1

Share Cancellation Agreement by and between Mount Knowledge Holdings, Inc. (f/k/a Auror Capital Corp.) and Jealax Consulting Inc. dated January 20, 2010 [incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2010]

10.2

Warrant Agreements by and between Mount Knowledge Holdings, Inc. (f/k/a Auror Capital Corp.) and each of Access Alternative Group S.A., Birch First Advisors, LLC, Breakwater International, Inc., Brisbane Management Ltd., Cherrywood Corp., Crestway Corp., Crystal Resource Corporation, European Marketing Group Inc., High Tempo Ltd., Jensen International Inc., Mount Knowledge, Inc., Scandivest, LLC, and Vantech Securities Ltd. [incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2010]

10.3(a)

Letter of Intent by and among Mount Knowledge Holdings, Inc., Mount Knowledge USA, Inc. and its shareholders dated April 26, 2010 (the “April 26 MTKUSA LOI”) [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2010]

(b)

Extension of the April 26 MTKUSA LOI by and among Mount Knowledge Holdings, Inc., Mount Knowledge USA, Inc. and its shareholders dated June 30, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2010]

(c)

Extension of the April 26 MTKUSA LOI by and among Mount Knowledge Holdings, Inc., Mount Knowledge USA, Inc. and its shareholders dated September 10, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2010]

(d)

Extension of the April 26 MTKUSA LOI by and among Mount Knowledge Holdings, Inc., Mount Knowledge USA, Inc. and its shareholders dated October 26, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2010]

10.4(a)

Letter of Intent by and among Mount Knowledge Holdings, Inc., Language Key Training Ltd. and its shareholders dated May 6, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2010]

(b)

Amended Letter of Intent by and among Mount Knowledge Holdings, Inc., Language Key Training Ltd. and its shareholders dated June 28, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2010]

10.5(a)

Definitive Agreement by and among Mount Knowledge Holdings, Inc., The Language Key Training Ltd., Dirk Haddow, Mark Wood, Chris Durcan and Jeff Tennenbaum dated October 5, 2010 (the “LK Definitive Agreement”) [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2010]

(b)

Amendment No.1 to the LK Definitive Agreement by and among Mount Knowledge Holdings, Inc., The Language Key Training Ltd., Dirk Haddow, Mark Wood, Chris Durcan and Jeff Tennenbaum dated October 29, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2010]

(c)

Amendment No.2 to the LK Definitive Agreement by and among Mount Knowledge Holdings, Inc., The Language Key Training Ltd., Dirk Haddow, Mark Wood, Chris Durcan and Jeff Tennenbaum dated December 31, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2011]

10.6

Subscription Agreement by and among Mount Knowledge Holdings, Inc., Mount Knowledge Asia, Ltd., and Language Key Asia, Ltd. dated December 31, 2010 [incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2011]

10.7

Share Exchange Agreement by and among Mount Knowledge Holdings, Inc., Mount Knowledge Asia, Ltd.,, Language Key Asia, Ltd., Dirk Haddow, Mark Wood, Chris Durcan and Jeff Tennenbaum dated December 31, 2010 [incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2011]

10.8

Promissory Note by Language Key Training Ltd, in favor of Foxglove International Enterprises Ltd. dated December 31, 2010 [incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2011]

10.9

Use of Existing Training Content Agreement by and between Language Key Asia Ltd., a Hong Kong company, and The Language Key Ltd., a British Virgin Islands company, dated December 31, 2010 [incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2011]

10.10

Master Software License by and between Mount Knowledge Holdings, Inc. and Mount Knowledge, Inc. dated January 21, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 26, 2010]

10.11

Master License Cancellation Agreement by and between Mount Knowledge Holdings, Inc. and Mount Knowledge, Inc. dated December 27, 2010 [incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2011]

10.12

Intellectual Property Purchase Agreement by and among Mount Knowledge Holdings, Inc., Erwin Sneidzins and Ucandu Learning Centres Inc. dated December 28, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2011]

10.13

Independent Contractor Agreement by and between Mount Knowledge Holdings, Inc. and Ucandu Learning Centres Inc. dated December 28, 2010 [incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2011]

10.14

Option Agreement between Mount Knowledge Holdings, Inc. and Mount Knowledge Technologies, Inc. dated December 28, 2010 [incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2011]

10.15 10.16 10.17 10.18 10.19 10.20 10.21 10.22 10.23 10.24

Definitive Agreement by and among Mount Knowledge Holdings, Inc., Birch First Advisors, LLC and Mount Knowledge USA, Inc. dated December 31, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2011]

Share Purchase Agreement between Mount Knowledge Asia Ltd. and Sans Software Frontiere S.A. dated October 24, 201, for the sale of Language Key Asia Ltd. (“LKA”), and all of its related subsidiaries (“LK Entities”), except Language Key Training Ltd. (“LKTR”) [incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 10-K filed with the SEC on July 26, 2013]

Share Purchase Agreement between Mount Knowledge Asia Ltd. and Sans Software Frontiere S.A. dated February 6, 2012, for the sale of Language Key Training Ltd. [incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 10-K filed with the SEC on July 26, 2013]

Placement and M&A Agreement between Mount Knowledge Holdings, Inc. and Chardan Capital Markets dated May 21, 2012 [incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 10-K filed with the SEC on July 26, 2013]

Share Purchase Agreement between Mount Knowledge Holdings Inc. and Sans Software Frontiere S.A. dated December 28, 2012, for the sale of Mount Knowledge Asia Ltd. [incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 10-K filed with the SEC on July 26, 2013]

Share Purchase Agreement between Mount Knowledge Holdings Inc. and Sans Software Frontiere S.A. dated December 28, 2012, for the sale of Mount Knowledge USA Inc. [incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 10-K filed with the SEC on July 26, 2013]

Separation and Settlement Agreement between Mount Knowledge Holdings Inc. and Birch First Global Investments Inc. dated December 28, 2012 [incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 10-K filed with the SEC on July 26, 2013]

Mutual Indemnification and Release Agreement between Mount Knowledge Holdings Inc. and Mount Knowledge Asia Ltd and Dirk Haddow and Matthew John Bentley [incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 10-K filed with the SEC on July 26, 2013]

Stock Purchase Agreement between Mount Knowledge Holdings Inc. and George Kaufman [incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 10-K filed with the SEC on July 26, 2013]

Amendment No. 1 to the Separation and Settlement Agreement between Mount Knowledge Holdings Inc. and Birch First Global Investments Inc. dated September 30, 2013. *

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

By:

/s/ James D. Beatty________
James D. Beatty
President, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date: October 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

By:

/s/ James D. Beatty________
James D. Beatty
President, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date: October 21, 2013

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

Date: October 21, 2013

By:

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

(1)

the Annual Report on Form 10-K of the Company for the year ended December 31, 2012 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 21, 2013

By:

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

Exhibit 21.1

For the year ended December 31, 2012, the corporate structure of the Company, after the sale and disposition of the remaining operating subsidiaries during the first quarter and the fourth corporate of 2012, respectively, consisted of no subsidiaries.

Exhibit 10.24

AMENDMENT NO. 1 TO
SEPARATION AND SETTLEMENT AGREEMENT

THIS AMENDMENT NO. 1 TO SEPARATION AND SETTLEMENT AGREEMENT (“Amendment”) is made as of the 30th day of September 2013 (the “Effective Date”) by and among Mount Knowledge Holdings, Inc., a Nevada corporation (the “Company”), and Birch First Global Investments Inc., a U.S. Virgin Islands corporation (“BFGI”).

Recitals

WHEREAS, the Company and BFGI are parties to that certain Separation and Settlement Agreement dated as of December 28, 2012 (the “Original Agreement”) pursuant to which the Company and BFGI agreed to settle the outstanding balance of certain funds owed by the Company to BFGI, in the aggregate amount of US$92,900 (the “Original Outstanding Obligation”);

WHEREAS, the Company and BFGI desire to amend the Original Agreement to correct an error in the stated amount of the Original Outstanding Obligation;

NOW, THEREFORE, in consideration of the mutual promises contained herein and other good and valuable consideration, receipt of which is hereby acknowledged, the parties to this Amendment agree as follows:

Agreement

Section 1.

Defined Terms. Unless otherwise indicated herein, all terms which are capitalized but are not otherwise defined herein shall have the meaning ascribed to them in the Original Agreement.

Section 2.

Amendment to Original Agreement.  The Original Agreement is hereby amended to change the amount of the Outstanding Obligation to US$60,900 (the “Adjusted Outstanding Balance”) to reflect payments made to BFGI and not accounted for in the Original Agreement.

Section 3.

Ratifications; Inconsistent Provisions. Except as otherwise expressly provided herein, the Original Agreement, is, and shall continue to be, in full force and effect and is hereby ratified and confirmed in all respects, except that on and after the Effective Date: (i) all references in the Original Agreement to “this Agreement”, “hereto”, “hereof”, “hereunder” or words of like import referring to the Original Agreement shall mean the Original Agreement as amended by this Amendment and  (ii) all references in the other Transaction Documents, to “the Separation and Settlement Agreement”, “thereto”, “thereof”, “thereunder” or words of like import referring to the Original Agreement shall mean the Original Agreement as amended by this Amendment.  Notwithstanding the foregoing to the contrary, to the extent that there is any inconsistency between the provisions of the Original Agreement and this Amendment, the provisions of this Amendment shall control and be binding.

Section 4.

Counterparts. This Amendment may be executed in any number of counterparts, all of which will constitute one and the same instrument and shall become effective when one or more counterparts have been signed by each of the parties and delivered to the other party.  Facsimile or other electronic transmission of any signed original document shall be deemed the same as delivery of an original.

IN WITNESS WHEREOF, each Purchaser and the Company have caused their respective signature page to this Amendment to be duly executed as of the date first written above.

Company:

MOUNT KNOWLEDGE HOLDINGS, INC.

By:

/s/ James D. Beatty________
Name: James D. Beatty

Title: President and Chief Executive Officer

IN WITNESS WHEREOF, each Purchaser and the Company have caused their respective signature page to this Amendment to be duly executed as of the date first written above.

Purchaser:

BIRCH FIRST GLOBAL INVESTMENTS INC.

By:

/s/ Pier S. Bjorklund
Name: Pier S. Bjorklund

Title: President