Form 10-K/A
period 2012-12-31
Mount Knowledge Holdings, Inc.
filed 2013-10-24
CIK 1397951

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

Documents Incorporated by Reference: None.

Explanatory Note

This Amendment No. 1 (this "Amendment") to our Annual Report on Form 10-K for the period ended December 31, 2012, originally filed with the Securities and Exchange Commission on October 21, 2013 (the "Original Form 10-K"), is being filed to furnish Exhibit 101 to the Original Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the condensed consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K.

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