Form 10-Q
period 2013-03-31
Mount Knowledge Holdings, Inc.
filed 2013-10-25
CIK 1397951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes [   ]           No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of October 25, 2013 there were 199,996,251 shares, par value $.0001, of common stock.

MOUNT KNOWLEDGE HOLDINGS, INC.

FORM 10-Q

March 31, 2013

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	5
Item 2.	Management ’ s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

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

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

MOUNT KNOWLEDGE HOLDINGS, INC.

(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013 AND DECEMBER 31, 2012

(Stated in US dollars)

MOUNT KNOWLEDGE HOLDINGS, INC.

(A Development Stage Company)

Condensed Balance Sheets

(Stated in US dollars)

	March 31, 2013 (Unaudited)	December 31, 2012
Assets
Current Assets
Cash	$ 323	$ 233
Due from related party	-	2,100
Total Current Assets	323	2,333
Total Assets	$ 323	$ 2,333

Liabilities And Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$ 214,835	$ 226,309
Due to related parties	400	-
Notes payable	550,000	550,000
Derivative liability	7,152,514	2,594,068
Total Current Liabilities	7,917,749	3,370,377
Total Liabilities	7,917,749	3,370,377

Stockholders' Deficit
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, 50,000,000 shares, designated as Series A convertible preferred stock, $0.0001 par value, 25,000,000 shares and 8,888,888 issued at March 31, 2013 and December 31, 2012 and 25,413,083 shares and 16,097,296 shares outstanding at March 31, 2013 and December 31, 2012	2,541	1,610
Common stock, $0.0001 par value, 200,000,000 shares authorized, 199,996,250 and 190,695,096 issued and outstanding at March 31, 2013 and December 31, 2012	20,000	19,070
Additional paid-in capital	6,459,825	5,845,951
Common stock to be issued	-	122,000
Accumulated other comprehensive loss	(20,788)	(20,788)
Deficit, pre-development stage	(11,735,422)	(11,735,422)
Retained earnings (deficit), development stage	(2,643,582)	2,399,535
Total Stockholders' Deficit	(7,917,426)	(3,368,044)
Total Liabilities And Stockholders’ Deficit	$ 323	$ 2,333

The accompanying notes are an integral part of these unaudited condensed financial statements

MOUNT KNOWLEDGE HOLDINGS, INC.
(A Development Stage Company)
Condensed Consolidated Statements Of Operations And Other Comprehensive Loss (Unaudited)
(Stated in US dollars)
	Three Months Ended March 31		For The Development Stage Period, From April 1, 2012 To March 31
	2013	2012	2013
Sales revenue	$ -	$ -	$ -
Cost of goods sold	-	-	-
Gross profit	-	-	-
Operating expenses
General and administrative expenses	460,351	129,506	562,229
Total operating expenses	460,351	129,506	562,229
Loss from operations	(460,351)	(129,506)	(562,229)
Other income	-	-	-
Interest expense	(24,320)	(20,045)	(93,715)
Gain on Sale of intellectual property
Change in fair value of derivative liability	(4,558,446)	294,281	(7,116,621)
Gain on debt extinguishment	-	-	12,633

Net (loss) from continuing operations	(5,043,117)	144,730	(7,759,932)

Discontinued operations
Income (Loss) from discontinued operations	-	5,096	-
Gain on disposal of subsidiary	-	174,736	-

Net Income (Loss)	(5,043,117)	324,562	(7,759,932)
Net loss attributable to non-controlling interest	-	(3,004)	-
Net Income (Loss) Attributable to Common Shareholders	$ (5,043,117)	$ 327,566	$ (7,759,932)
Comprehensive (Loss)

Net Income (Loss)	(5,043,117)	324,562	(7,759,932)
Foreign currency translation adjustments	-	-	(2,167)
Comprehensive (Loss)	(5,043,117)	324,562	(7,762,099)
Comprehensive loss attributable to non-controlling interest	-	(3,004)	-

Comprehensive (Loss) Attributable To Common Shareholders	$ (5,043,117)	$ 327,566	$ (7,762,099)

Weighted Average Number of Common Shares Outstanding- Basic and Diluted	194,605,301	110,313,133
Net (Loss) from Continuing Operations Per Common Share - Basic and Diluted	$ (0.03)	$ (0.01)
Net (Loss) from Discontinuing Operations Per Common Share - Basic and Diluted	0.00	(0.00)
Net (Loss) Per Common Share - Basic and Diluted	(0.03)	(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements

MOUNT KNOWLEDGE HOLDINGS, INC. (A Development Stage Company)
Condensed Consolidated Statements Of Cash Flows (Unaudited)
(Stated in US dollars)

	Three Months Ended March 31		For The Development Stage Period, From April 1, 2012 To March 31
	2013	2012	2013
Operating Activities:
Net (loss) attributable to common shareholders	$(5,043,117)	$ 327,566	$ (2,643,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest in subsidiary	-	(3,004)
Shares issued for consulting service provided	437,941	-	437,941
(Gain) on debt extinguishment	-	-	(12,633)
Change in fair value of derivative liability	4,558,446	(294,280)	2,000,271
(Gain) Loss on disposal of subsidiary	-	(174,736)	-
Changes in operating assets and liabilities:
Changes in assets held for sale	-	46,294	-
Accounts payable and accrued liabilities	24,320	(12,956)	93,715
Other payable	-	(51,960)	-
Due to/from related party	-	-	(116,000)
Net cash used in operating activities	(22,410)	(163,076)	(240,288)

Investing Activities:
Collection of advances/loans to related party	2,500	-	400
Net cash provided by investing activities	2,500	-	400

Financing Activities:
Proceeds from note payable	-	100,000	-
Proceeds from share issuances	20,000	-	120,000
Share subscriptions received	-	-	122,000
Net cash provided by financing activities	20,000	100,000	242,000

Effect of exchange rate changes on cash	-	-	(2,167)

Net Increase(decrease) in Cash	90	(63,076)	(55)

Cash, at beginning of period	233	63,454	378

Cash, at end of period	323	378	323

Supplemental Disclosure of Cash Flow Information:
Interest expense paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Non-Cash Investing and Financing Activities
Common stock issued in exchange for shares of Mount Knowledge USA Inc.	$ -	$ -	$ (446,953)
Warrants issued in exchange for shares of Mount Knowledge USA Inc.	$ -	$ -	$ 446,953

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2013

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

On December 28, 2012, the Company sold its remaining subsidiary companies, comprising MKA and MTK USA

At March 31, 2013 and December 31, 2012, the corporate structure of the Company consisted of only its own corporate accounts, with no ownership in any subsidiary companies.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of the financial results for the full year ending December 31, 2013. These unaudited condensed and consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

The accompanying interim condensed consolidated financial statements have been prepared in accordance with U.S, generally accepted accounting principles (“US GAAP”). In 2013 and 2012 the Company’s functional currency is the US dollar. In 2012 the LK Group’s functional currencies was the Chinese Renminbi (“RMB¥”) and Hong Kong dollar (“HKD$”); however the accompanying condensed financial statements were translated and presented in United States Dollars (“USD$”).

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

Use of Estimates

In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Basic and Diluted Loss per Share

In accordance with the Accounting Standards Codification (ASC) subtopic 260-10 (formerly SFAS No. 128 “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2013 and December 31, 2012, the Company had 25,413,083 stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

Comprehensive Income

The Company had adopted ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances in a full-set of general-purpose financial statements. The Company’s accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments.

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

Derivative Liability

Pursuant to ASC 815, “Derivatives and Hedging”, on March 31, 2013 and at the end of subsequent quarterly periods, the Company recorded mark-to-market adjustments based on the fair value of the derivative liability on those dates, which resulted in a charge of $4,558,446 for the three months ended March 31, 2013. The fair value of the derivative liability was determined using the Black Scholes option pricing model, using the following data and assumptions:

March 31, 2013
Quoted market price	$0.16
Conversion price	$0.50
Expected volatility	459%
Expected dividends	$nil
Expected term	1 year
Risk-free interest rate	0.13%

As of March 31, 2013, the number of common shares that could be potentially issued to settle the conversion of the preferred stock is 3,750 common shares.

The following table sets forth, by level, with the fair value hierarchy, the Company’s financial assets and liabilities, measured at fair value on March 31, 2013.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative Financial instruments – Convertible Preferred Stock	$-	$-	$3,914,697	$3,914,697
Derivative Financial instruments - Warrants	$-	$-	$3,237,817	$3,237,817

The following table summarizes the derivative liability included in the balance sheets to March 31, 2013:

Balance at December 31, 2012	2,594,068

Increase in derivative liability related to preferred stock conversion feature Change of derivative liability related to 2011 and 2012 warrants issued	3,222,793 1,335,653
Balance at March 31, 2013	$7,152,514

Recently Issued Accounting Pronouncements

-

Adopted

Effective January 2013, we adopted FASB ASU No. 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013.  The adoption of this update did not have a material impact on the financial statements.

Effective January 2013, we adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02).  This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI).  The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income.  However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto.  Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail.  This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012.  The adoption of this update did not have a material impact on the financial statements.

-

Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 2 - Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying condensed financial statements, the Company had a net loss for the three months ended March 31, 2013 of $5,043,117, working capital deficit of $7,917,427 and accumulated deficit of $14,379,005 as of March 31, 2013. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Note 3 – Notes Payable

(a) During the year ended December 31, 2011, the Company entered into one securities purchase agreement (the “Securities Purchase Agreement”) with one party, and seven separate joinder agreements adjoining each other party to the original Securities Purchase Agreement (collectively, referred to as the “Lenders”), pursuant to which the Company issued a total of eight separate promissory notes in principal amounts totaling $450,000. The notes mature one year from the closing date and accrue interest at a rate of 15% per annum on the unpaid and unconverted principal amount and such interest is payable on the maturity date. Amounts outstanding under the notes are convertible, in whole or in part, into shares of the Company’s common stock at the option of the holder thereof at any time and from time to time, at a conversion price of $0.15 per share.  Subject to certain exceptions, payments due under the notes rank senior to all other indebtedness of the Company and its subsidiaries.

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

During the three months ended March 31, 2013, the related parties consisted of the following:

(1)

Birch First Advisors, LLC, an affiliate and consultant to the Company;

(2)

Birch First Global Investments, Inc., an affiliate to the Company;

During the year ended December 31, 2012, the related parties consisted of the following:

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

(4)

Birch First Global Investments, Inc., an affiliate to the Company;

(5)

Practical Business Advisors, LLC, a company controlled by Daniel A. Carr, the Company’s former President, CEO, Treasurer, and Director;

(6)

The Language Key China Ltd. Shanghai.

(7)

The Language Key Asia Ltd.

(8)

The Language Key Publishing Ltd.

Due from related parties consists of the following:

	March 31, 2013	December 31, 2012

Birch First Global Investments, Inc.	$-	$2,100

Due to related party consists of the following:

	March 31, 2013	December 31, 2012

Birch First Global Investments, Inc.	$400	$-

As at March 31, 2013 and December 31, 2012, the amount owing to Birch First Global Investments, Inc. was $400 and amount owing by Birch First Global Investments, Inc. was $2,100, respectively. This represented a receivable and a payable for loans with the Company by an affiliate of the Company.

Note 5 – Stockholders’ Deficit

Authorized Shares

As of March 31, 2013 and December 31, 2012, the Company’s authorized shares consisted of the following:

100,000,000 preferred shares with 50,000,000 designated as Series A convertible, par value $0.0001;

200,000,000 common shares, par value $0.0001.

Series A Convertible Preferred Stock

a)

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

On February 1, 2011, 8,888,888 shares of preferred stock were issued as partial consideration in the acquisition of Mount Knowledge USA Inc. The Certificate of Designation provides for conversion rate adjustments, whereby if at any time following February 1, 2011, the Company sells or grants any option to purchase or otherwise disposes of or issues any common stock entitling any person to acquire shares of common stock at a price that is lower than $1 (“dilutive issuance”), then, in order to maintain anti-dilution, the Company will issue additional shares of convertible preferred stock (“make whole shares”) to the holders of outstanding shares of convertible preferred stock. Conversion rates are defined to be two shares of common stock per share of convertible preferred stock, with quarterly conversion dates, and the quarterly conversion period are to commence on February 1, 2013 and terminating on February 1, 2014.

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

b)

During the three months ended March 31, 2013, the Company issued a further 16,111,112 Series A preferred shares of stock to Access Alternative Group S.A., as follows: 7,641,963 shares for make-whole provisions under the Company’s anti-dilution provisions, and 8,469,149 shares in exchange for consulting services rendered, having a fair value of $84,691.

Common Stock – Mount Knowledge Holdings Inc.

Three months ended March 31, 2013

(a)

 On March 1, 2013, the Company completed a private offering of 1,000,000 shares of its common stock at a price of $0.02 per share to 1 purchaser, for total proceeds of $20,000.

(b)

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

(c)

Vendor Settlements

On March 15, 2013, the Company issued a total of 238,654 shares of its common stock at a price of $0.15 per share to a total of three (3) vendors, in exchange for the settlement of a total of $35,795 of outstanding Company obligations.

(d)

2013 Issuances of 2012 Share Subscriptions Received

The Company issued 6,100,000 shares of its common stock in the first quarter of 2013 for the following funds and share subscriptions received in 2012:

(i)

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

Year ended December 31, 2012

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

Share Purchase Warrants

Three months ended March 31, 2013

The Company did not issue any share purchase warrants.

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

A summary of the common stock warrant activity for the three months ended March 31, 2013 and for the year ended December 31, 2012 is as follows:

	Number Of Shares	Weighted Average Exercise Price
Balance at December 31, 2011	25,557,257	0.19

Granted June 20, 2012	6,244,702	0.50
Granted June 20,2012	12,434,410	0.50

Balance at December 31, 2012	44,236,369	$0.32

Expiration of warrants issued in 2010	(24,000,000)	(0.18)

Balance at March 31, 2013	24,236,369	$0.50

The exercise price and the weighted average remaining life of the warrants outstanding at March 31, 2013 were $0.50 and 4.15 years, respectively.

Note 6 – Discontinued Operations

a)

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

b)

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

Note 7 – Contingent Liabilities and Contractual Obligations

(a)

Settlement of Employment Claim of Key Executive of Subsidiary and Award of Claim

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

Execution of Letter of Intent

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

i)

FRMB will assign, transfer, convey and deliver the all of the outstanding shares of FM (the “FM Shares”) to an escrow agent, and

ii)

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

Note 8 – Subsequent Events

(a)

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

(b)

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

ITEM 2. MANAGEMENT’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The primary terms and conditions of the Agreement are as follows:

At closing,

(i) FRMB will assign, transfer, convey and deliver the all of the outstanding shares of FM (the “FM Shares”) to an escrow agent, and

(ii) in consideration and exchange therefore the Company shall issue and deliver to FRMB, a number of shares of:

A.)

common stock, par value $0.0001 per share of the Company, equal to 4 shares of common stock of the Company, for 1 fully diluted share of common stock of the Company held by the existing stockholders of the Company immediately prior to the closing, and

B.)

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

Financial Condition, Liquidity and Capital Resources

As of March 31, 2013, we had $323 cash. We had limited operations and revenues during the nine month period ended September 30, 2012. We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed marketing and sales operations.

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

Results of Operations

Basis of Presentation

For management discussion and analysis purposes, the operational data provided represents the financial results of the Company for the three months ended March 31, 2013 and 2012, respectively.

The following table represents sales of our products and services for the three months ended March 31, 2013 and 2012 and for the development stage period from April 1, 2012 to March 31, 2013:

	Three Months Ended		For The Development Stage Period, From April 1, 2012 To March 31
	2013	2012 (Consolidated)	2013
Sales revenue
Cost of goods sold	-	-	-
Gross profit	-	-	-

Revenues

Revenue for the three months ended March 31, 2013 was $0 compared to revenue for the three months ended March 31, 2012 of $0, due to the dispositions of LKTR in 2012 and MKA and MTKUSA subsidiaries in 2012.

Cost of goods sold was primarily composed of the costs of the Company’s trainers as well as materials and transportation expenses associated with delivering training courses. Cost of goods sold for the three months ended March 31, 2013 was $0, compared to cost of goods sold for the three months ended March 31, 2012 of $0.

Gross profit is calculated by deducting cost of goods sold from revenues and ranges from 0% to 100%, depending on the nature of the specific courses sold and the contract terms negotiated. Gross profit for the three months ended March 31, 2013 was 0% compared to gross profit for the three months ended on March 31, 2012 of 0%.

The following table represents operating costs and expenses for the three months ended March 31, 2013 and 2012 and for the development stage period from April 1, 2012 to March 31, 2013:

	Three Months Ended March 31		For The Development Stage Period, From April 1, 2012 To March 31
Operating expenses
General and administrative expenses	460,351	129,506	562,229
Total operating expenses	460,351	129,506	562,229
Loss from operations	(460,351)	(129,506)	(562,229)
Other income	-	-	-
Interest expense	(24,320)	(20,045)	(93,715)
Gain on sale of intellectual property	-	-
Change in fair value of derivative liability	(4,558,446)	294,281	(7,116,621)
Gain on debt extinguishment	-	-	12,633
Net (loss) from continuing operations	(5,043,117)	(144,730)	(7,759,932)
Discontinued operations
(Loss) from discontinued operations	-	5,096	-
Gain on disposal of subsidiary	-	174,736	-

Net (Loss)	(5,043,117)	324,562	(7,759,932)
Net loss attributable to non-controlling interest	-	(3,004)	-
Net (Loss) Attributable to Common Shareholders	$ (5,043,117)	$ 327,566	$ (7,759,932)
Comprehensive (Loss)
Net (Loss)	(5,043,117)	324,562	(7,759,932)
Foreign currency translation adjustments	-	-	(2,167)
Comprehensive (Loss)	(5,043,117)	324,562	(7,762,099)
Comprehensive loss attributable to non-controlling interest	-	(3,004)	-
Comprehensive (Loss) Attributable To Common Shareholders	$ (5,043,117)	$ 327,566	$ (7,762,099)

Operating costs and expenses

General and administrative expenses for the three months ended March 31, 2013 were $460,351, as compared to $129,506 for the three months ended March 31, 2012. This decrease was due to the impact of corporate decisions made in the fourth quarter of 2012, pursuant to the disposition of the MKA and MTKUSA subsidiaries, respectively. All of the general and administrative expenses for the three months ended March 31, 2013 were consulting fees to related parties.

Interest Expense

The Company incurred interest expense of $24,320 during the three months ended March 31, 2013 compared to $20,045 during the three months ended March 31, 2012.

Change in fair value of derivative liability

The Company incurred a loss from a change in fair value of derivative liability of $4,558,446 during the three months ended March 31, 2013.

Gain on disposal of subsidiary

The Company also incurred gain on disposal of subsidiary of $174,736 during the three months ended March 31, 2012. Due to significant losses in the LKA operations for twelve month period ending December, 2011 and the Company’s inability to successfully obtain the required financing to sustain its further operations, the Company decided to sell LKA (and, the LK Subsidiaries) in the fourth quarter of 2011 and LKTR in the first quarter of 2012, in order to limit ongoing losses. As a result, the sale of LKTR consisted of the assumption of liabilities only, and therefore, the Company incurred gain on disposal of subsidiary.

Income (loss) from discontinued operations

During first quarter 2012, the Company sold LKTR to Software Sans Frontiere SA, a Belize corporation, for consideration representing the assumption of all of the liabilities of LKTR.  As a result of the sale, we reclassified the operating results of LKTR to income (loss) from discontinued operations of $0 for the three months ended March 31, 2013. And income (loss) from discontinued operations was $5,096 for the three months ended March 31, 2012.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources for fiscal 2013 will be cash on hand, internally generated cash flows from operations. As of March 31, 2013, we had cash on hand of $323.

Cash Flows

The following table summarizes the cash flows for the three month periods ended March 31, 2013 and 2012:

	THREE MONTHS ENDED MARCH 30
	2013	2012

Net cash used in operating activities	$ (22,410)	$ (163,076)
Net cash (used in) investing activities	2,500	-
Net cash provided by financing activities	20,000	100,000
Effect of exchange rate changes on cash	-	-
Cash and Cash Equivalents, at end of period	$ 323	$ 378

We anticipate that we will incur a minimum of $50,000 for operating expenses in the next quarter. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $(22,410) during the three month period ended March 31, 2013 and $(163,076) during the three month period ended March 31, 2012. Cash used in operating activities was funded by cash from operating revenues and financing activities.

Cash From Investing Activities

We received cash in investment activities in the amount of $2,500 during the three month period ended March 31, 2013 and used $0 cash in investing activities during the three month period ended March 31, 2012.

Cash from Financing Activities

We generated $20,000 and $100,000 cash from financing activities during the three month period ended March 31, 2013 and March 31, 2012.

For the period from January 1, 2009 through March 31, 2013, the Company incurred net losses aggregating $14,379,004. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our future operating expenses and the capital expenses in the report on the financial statements for the year period ended December 31, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

g)

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

Three months ended March 31, 2013

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
10.1

Share Cancellation Agreement by and between Mount Knowledge Holdings, Inc. (f/k/a Auror Capital Corp.) and Jealax Consulting Inc. dated January 20, 2010 [incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2010]

10.2

Warrant Agreements by and between Mount Knowledge Holdings, Inc. (f/k/a Auror Capital Corp.) and each of Access Alternative Group S.A., Birch First Advisors, LLC, Breakwater International, Inc., Brisbane Management Ltd., Cherrywood Corp., Crestway Corp., Crystal Resource Corporation, European Marketing Group Inc., High Tempo Ltd., Jensen International Inc., Mount Knowledge, Inc., Scandivest, LLC, and Vantech Securities Ltd. [incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2010]

10.3(a)

Letter of Intent by and among Mount Knowledge Holdings, Inc., Mount Knowledge USA, Inc. and its shareholders dated April 26, 2010 (the “April 26 MTKUSA LOI”) [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2010]

10.3(b)

Extension of the April 26 MTKUSA LOI by and among Mount Knowledge Holdings, Inc., Mount Knowledge USA, Inc. and its shareholders dated June 30, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2010]

10.3(c)

Extension of the April 26 MTKUSA LOI by and among Mount Knowledge Holdings, Inc., Mount Knowledge USA, Inc. and its shareholders dated September 10, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2010]

10.3(d)

Extension of the April 26 MTKUSA LOI by and among Mount Knowledge Holdings, Inc., Mount Knowledge USA, Inc. and its shareholders dated October 26, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2010]

10.4(a)

Letter of Intent by and among Mount Knowledge Holdings, Inc., Language Key Training Ltd. and its shareholders dated May 6, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2010]

10.4(b)

Amended Letter of Intent by and among Mount Knowledge Holdings, Inc., Language Key Training Ltd. and its shareholders dated June 28, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2010]

10.5(a)

Definitive Agreement by and among Mount Knowledge Holdings, Inc., The Language Key Training Ltd., Dirk Haddow, Mark Wood, Chris Durcan and Jeff Tennenbaum dated October 5, 2010 (the “LK Definitive Agreement”) [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2010]

10.5(b)

Amendment No.1 to the LK Definitive Agreement by and among Mount Knowledge Holdings, Inc., The Language Key Training Ltd., Dirk Haddow, Mark Wood, Chris Durcan and Jeff Tennenbaum dated October 29, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2010]

10.5(c)

Amendment No.2 to the LK Definitive Agreement by and among Mount Knowledge Holdings, Inc., The Language Key Training Ltd., Dirk Haddow, Mark Wood, Chris Durcan and Jeff Tennenbaum dated December 31, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2011]

10.6

Subscription Agreement by and among Mount Knowledge Holdings, Inc., Mount Knowledge Asia, Ltd., and Language Key Asia, Ltd. dated December 31, 2010 [incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2011]

10.7

Share Exchange Agreement by and among Mount Knowledge Holdings, Inc., Mount Knowledge Asia, Ltd.,, Language Key Asia, Ltd., Dirk Haddow, Mark Wood, Chris Durcan and Jeff Tennenbaum dated December 31, 2010 [incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2011]

10.8

Promissory Note by Language Key Training Ltd, in favor of Foxglove International Enterprises Ltd. dated December 31, 2010 [incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2011]

10.9

Use of Existing Training Content Agreement by and between Language Key Asia Ltd., a Hong Kong company, and The Language Key Ltd., a British Virgin Islands company, dated December 31, 2010 [incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2011]

10.10

Master Software License by and between Mount Knowledge Holdings, Inc. and Mount Knowledge, Inc. dated January 21, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 26, 2010]

10.11

Master License Cancellation Agreement by and between Mount Knowledge Holdings, Inc. and Mount Knowledge, Inc. dated December 27, 2010 [incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2011]

10.12

Intellectual Property Purchase Agreement by and among Mount Knowledge Holdings, Inc., Erwin Sneidzins and Ucandu Learning Centres Inc. dated December 28, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2011]

10.13

Independent Contractor Agreement by and between Mount Knowledge Holdings, Inc. and Ucandu Learning Centres Inc. dated December 28, 2010 [incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2011]

10.14

Option Agreement between Mount Knowledge Holdings, Inc. and Mount Knowledge Technologies, Inc. dated December 28, 2010 [incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2011]

10.15

Definitive Agreement by and among Mount Knowledge Holdings, Inc., Birch First Advisors, LLC and Mount Knowledge USA, Inc. dated December 31, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2011]

10.16

Share Purchase Agreement between Mount Knowledge Asia Ltd. and Sans Software Frontiere S.A. dated October 24, 2012, for the sale of Language Key Asia Ltd. (“LKA”), and all of its related subsidiaries (“LK Entities”), except Language Key Training Ltd. (“LKTR”) [incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 10-K filed with the SEC on July 31, 2013]

10.17

Share Purchase Agreement between Mount Knowledge Asia Ltd. and Sans Software Frontiere S.A. dated February 6, 2012, for the sale of Language Key Training Ltd. [incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 10-K filed with the SEC on July 31, 2013]

10.18

Placement and M&A Agreement between Mount Knowledge Holdings, Inc. and Chardan Capital Markets dated May 21, 2012 [incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 10-K filed with the SEC on July 31, 2013]

10.19

Share Purchase Agreement between Mount Knowledge Holdings Inc. and Sans Software Frontiere S.A. dated December 28, 2012, for the sale of Mount Knowledge Asia Ltd. [incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 10-K filed with the SEC on July 31, 2013]

10.20

Share Purchase Agreement between Mount Knowledge Holdings Inc. and Sans Software Frontiere S.A. dated December 28, 2012, for the sale of Mount Knowledge USA Inc. [incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 10-K filed with the SEC on July 31, 2013]

10.21

Separation and Settlement Agreement between Mount Knowledge Holdings Inc. and Birch First Global Investments Inc. [incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 10-K filed with the SEC on July 31, 2013]

10.22

Mutual Indemnification and Release Agreement between Mount Knowledge Holdings Inc. and Mount Knowledge Asia Ltd and Dirk Haddow and Matthew John Bentley [incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 10-K filed with the SEC on July 31, 2013]

10.23

Stock Purchase Agreement between Mount Knowledge Holdings Inc. and George Kaufman [incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 10-K filed with the SEC on July 31, 2013]

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

101.INS*XBRL Instance Document
101.SCH*XBRL Taxonomy Schema
101.CAL*XBRL Taxonomy Calculation Linkbase
101.DEF*XBRL Taxonomy Definition Linkbase
101.LAB*XBRL Taxonomy Label Linkbase
101.PRE*XBRL Taxonomy Presentation Linkbase

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

Date: October 25, 2013

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

Date: October 25, 2013

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

Date: October 25, 2013

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

(1)

the Annual Report on Form 10-Q of the Company for the nine months ended March 31, 2013 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 25, 2013	By:	/s/ James D. Beatty
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