Form 10-Q
period 2013-06-30
Mount Knowledge Holdings, Inc.
filed 2013-10-25
CIK 1397951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes [X]       No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

MOUNT KNOWLEDGE HOLDINGS, INC.

FORM 10-Q

June 30, 2013

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	5
Item 2.	Management ’ s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

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

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

MOUNT KNOWLEDGE HOLDINGS, INC.

(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013 AND DECEMBER 31, 2012

(Stated in US dollars)

MOUNT KNOWLEDGE HOLDINGS, INC.
(A Development Stage Company)
Condensed Balance Sheets
(Stated in US dollars)
	June 30, 2013 (Unaudited)	December 31, 2012
Assets
Current Assets
Cash	$ 20,408	$ 233
Due from related party	-	2,100
Total Current Assets	20,408	2,333
Total Assets	$ 20,408	$ 2,333

Liabilities And Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$ 240,570	$ 226,309
Due to related parties	400	-
Notes payable	590,000	550,000
Derivative liability	3,749,098	2,594,068
Total Current Liabilities	4,580,068	3,370,377
Total Liabilities	4,580,068	3,370,377

Stockholders' Deficit
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, 50,000,000 shares, designated as Series A convertible preferred stock, $0.0001 par value, 25,100,000 and 8,888,888 shares issued at June 30, 2013 and December 31, 2012 and 25,513,083 and 16,097,296 shares outstanding at June 30, 2013 and December 31, 2012	2,551	1,610
Common stock, $0.0001 par value, 200,000,000 shares authorized, 199,996,250 and 190,695,096 issued and outstanding at June 30, 2013 and December 31, 2012	20,000	19,070
Additional paid-in capital	6,479,815	5,845,951
Common stock to be issued	-	122,000
Accumulated other comprehensive loss	(20,788)	(20,788)
Deficit pre-development stage	(11,735,423)	(11,735,422)
Retained Earnings (Deficit), development stage	694,185	2,399,535
Total Stockholders’ Deficit	(4,559,660)	(3,368,044)
Total Liabilities And Stockholders’ Deficit	$ 20,408	$ 2,333

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Stated in US dollars)
(Unaudited)
	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30		FOR THE DEVELOPMENT STAGE PERIOD, FROM APRIL 1, 2012 TO JUNE 30
	2013	2012	2013	2012	2013
Sales revenue	$ -	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-	-
Gross profit	-	-	-	-	-
Operating expenses
General and administrative expenses	39,915	293	500,266	129,799	602,144
Total operating expenses	39,915	293	500,266	129,799	602,144
Loss from operations	(39,915)	(293)	(500,266)	(129,799)	(602,144)
Other income	-	-	-	-	-
Interest expense	(25,735)	(23,355)	(50,055)	(43,400)	(119,450)
Gain on sale of intellectual property
Change in fair value of derivative liability	3,403,417	2,934,462	(1,155,029)	3,228,743	1,403,146
Gain on debt extinguishment	-	12,633-	-	12,633	12,633
Net income (loss) from continuing operations	3,337,767	2,923,447	(1,705,350)	3,068,177	694,185
Discontinued operations
Income from discontinued operations	-	-	-	5,096	-
Gain on disposal of subsidiary	-	-	-	174,736	-
Net Income (Loss)	3,337,767	2,923,447	(1,705,350)	3,248,009	694,185
Net income (loss) attributable to non-controlling interest	-	-	-	(3,004)	-
Net Income (Loss) Attributable to Common Shareholders	$ 3,337,767	$ 2,923,447	$ (1,705,350)	$ 3,251,013	$ 694,185
Comprehensive Income (Loss)
Net Income (Loss)	3,337,767	2,923,447	(1,705,350)	3,248,009	694,185
Foreign currency translation adjustments	-	-	-	-	(2,167)
Comprehensive Income (Loss)	3,337,767	2,923,447	(1,705,350)	3,248,009	692,018
Comprehensive loss attributable to non-controlling interest	-	-	-	(3,004)	-
Comprehensive Income (Loss) Attributable To Common Shareholders	$ 3.337.767	$ 2.923.447	$ (1,705,350)	$ 3,251,013	$ 692,018
Weighted Average Number of Common Shares Outstanding- Basic	199,996,250	119,189,248	195,557,249	115,083,949
Weighted Average Number of Common Shares Outstanding- Diluted (Note 1)	251,022,416	150,905,158	297,609,582	178,515,769
Net Income (loss) from Continuing Operations Per Common Share - Basic	$ 0.02	$ 0.02	$ (0.01)	$ 0.03
Net Income (loss) from Continuing Operations Per Common Share - Diluted	$ 0.01	$ 0.02	$ (0.01)	$ 0.02
Net Income (loss) from Discontinuing Operations Per Common Share - Basic and Diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Net Loss Per Common Share - Basic	$ 0.02	$ 0.02	$ (0.01)	$ 0.03
Net Loss Per Common Share - Diluted	$ 0.01	$ 0.02	$ (0.01)	$ 0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.

(A Development Stage Company)

Condensed Statements Of Cash Flows (Unaudited) (Stated in US dollars)

	Six Months Ended June 30			For The Development Stage Period, From April 1, 2012 To June 30
	2013	2012		2013
Operating Activities:
Net loss attributable to common shareholders	$ (1,705,350)	$ 3,251,013		$ 694,185
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest in subsidiary	-	(3,004)		-
Shares issued for consulting service provided	437,941	-		437,941
(Gain) on debt extinguishment	-	(12,633)		(12,633)
(Gain) on sale of intellectual property	-	-
Change in fair value of derivative liability	1,155,029	(3,228,743)		(1,403,145)
(Gain) Loss on disposal of subsidiary	-	(174,736)		-
Changes in operating assets and liabilities:
Changes in assets held for sale	-	46,294		-
Accounts payable and accrued liabilities	50,055	10,400		119,449
Other payable	-	(51,960)		-
Due to/from related party	-		-	(116,000)
Net cash used in operating activities	(62,325)	(163,369)		(280,203)

Investing Activities:
Advance/loans to related party	2,500	-		400
Net cash provided by investing activities	2,500	-		400

Financing Activities:
Proceeds from note payable	40,000	100,000		140,000
Proceeds from common share issuances	20,000	-		20,000
Proceeds from preferred share issuances	20,000	-		20,000
Share subscriptions received	-	-		122,000
Net cash provided by financing activities	80,000	100,000		302,000

Effect of exchange rate changes on cash	-	-		(2,167)

Net Increase (Decrease) in Cash	20,175	(63,369)		20,030

Cash, at beginning of period	233	63,454		378
Cash, at end of period	$ 20,408	$ 85		$ 20,408
Supplemental Disclosure of Cash Flow Information:
Interest expense paid	$ -	$ -		$ -
Income taxes paid	$ -	$ -		$ -
Non-Cash Investing and Financing Activities
Common stock issued in exchange for shares of Mount Knowledge USA Inc.	$ -	$ -		(446,953)
Warrants issued in exchange for shares of Mount Knowledge USA Inc.	$ -	$ -		446,953

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

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

On December 28, 2012, the Company sold its remaining subsidiary companies, comprising MKA and MTK USA

At June 30, 2013 and December 31, 2012, the corporate structure of the Company consisted of only its own corporate accounts, with no ownership in any subsidiary companies.

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim condensed financial statements and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of the financial results for the full year ending December 31, 2013. These unaudited condensed and financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

The accompanying interim condensed financial statements have been prepared in accordance with U.S, generally accepted accounting principles (“US GAAP”). In 2013 and 2012 the Company’s functional currency is the US dollar. In 2012 the LK Group’s functional currencies was the Chinese Renminbi (“RMB¥”) and Hong Kong dollar (“HKD$”); however the accompanying condensed and financial statements were translated and presented in United States Dollars (“USD$”).

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

Basic and Diluted Earnings(Loss) per Share

In accordance with the Accounting Standards Codification (ASC) subtopic 260-10 (formerly SFAS No. 128 “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2013, the Company had 25,513,083 shares of outstanding Series A convertible preferred stock that were dilutive and included in the diluted earnings per share computation, and diluted weighted average number of common shares outstanding exceeds the Company’s authorized common shares amounted to 200,000,000 shares.

Foreign Currency Translation

Mount Knowledge Holdings, Inc.’s functional currency is the U.S. dollar.

While Language Key Asia Ltd. presents its financial results and accompanying notes in U.S. dollar terms, its functional currency for its operations in The People’s Republic of China (“PRC”) is the Chinese Renminbi, and its functional currency for its operations in Hong Kong is the Hong Kong dollar.

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

Derivative Liability

Pursuant to ASC 815, “Derivatives and Hedging”, on March 31, 2011 and at the end of subsequent quarterly periods, the Company recorded mark-to-market adjustments based on the fair value of the derivative liability on those dates, which resulted in a change of $1,155,029 for the six months ended June 30, 2013. The fair value of the derivative liability was determined using the Black Scholes option pricing model, using the following data and assumptions:

	March 31, 2013	June 30, 2013
Quoted market price	$0.16	$0.09
Conversion price	$0.50	$0.50
Expected volatility	459%	358%
Expected dividends	$nil	$nil
Expected term	1 year	1 year
Risk-free interest rate	0.13%	0.15%

As of June 30, 2013, the number of common shares that could be potentially issued to settle the conversion of the preferred stock is 3,750 common shares.

The following table sets forth, by level, with the fair value hierarchy, the Company’s financial assets and liabilities, measured at fair value on June 30, 2013.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative Financial instruments – Convertible Preferred Stock	$-	$-	$1,928,079	$1,928,079
Derivative Financial instruments - Warrants	$-	$-	$1,821,018	$1,821,018

The following table summarizes the derivative liability included in the balance sheets to June 30, 2013:

Balance at December 31, 2011	$4,999,571
Derivative liability related to preferred stock conversion feature	208,334
Derivative liability related to warrants issued	803,202
Change of derivative liability related to 2011 warrants issued	(3,417,039)
Balance at December 31, 2012	2,594,068
Increase in derivative liability related to preferred stock conversion feature	1,236,175
Change of derivative liability related to 2011 warrants issued	(81,146)
Balance at June 30, 2013	$3,749,097

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Top 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of ASU No. 2013-11 is to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments in this standard is effective for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists for fiscal years, and interim periods beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-11 will have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 2 - Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net loss of $1,705,351 for the six months ended June 30, 2013. In addition, the Company had a working capital deficit of $4,559,660 and stockholders’ deficit of $11,041,238 as of June 30, 2013. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

During the six months ended June 30, 2013, the related parties consisted of the following:

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

(4)

Birch First Global Investments, Inc., an affiliate to the Company;

(5)

Practical Business Advisors, LLC, a company controlled by Daniel A. Carr, the Company’s former President, CEO, Treasurer, and Director;

(6)

The Language Key China Ltd. Shanghai.

(7)

The Language Key Asia Ltd.

(8)

The Language Key Publishing Ltd.

Due from related parties consists of the following:

	June 30, 2013	December 31, 2012

Birch First Global Investments, Inc.	$-	$2,100

Due to related party consists of the following:

	June 30, 2013	December 31, 2012

Birch First Global Investments, Inc.	$400	$-

As at June 30, 2013 and December 31, 2012, the amount owing to Birch First Global Investments, Inc. was $400 and amount owing by Birch First Global Investments, Inc. was $2,100, respectively. This represented a receivable and a payable for loans with the Company by an affiliate of the Company.

Note 5 – Stockholders’ Deficit

Authorized Shares

As of June 30, 2013 and December 31, 2012, the Company’s authorized shares consisted of the following:

100,000,000 preferred shares with 50,000,000 designated as Series A convertible, par value $0.0001;

200,000,000 common shares, par value $0.0001.

Series A Convertible Preferred Stock

(a)

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

(b)

During the three months ended March 31, 2013, the Company issued a further 16,111,112 Series A preferred shares of stock to Access Alternative Group S.A., as follows: 7,641,963 shares for make-whole provisions under the Company’s anti-dilution provisions, and 8,469,149 shares in exchange for consulting services rendered, having a fair value of $84,691.

Preferred Stock – Mount Knowledge Holdings Inc.

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

Common Stock – Mount Knowledge Holdings Inc.

Six months ended June 30, 2013

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

Share Purchase Warrants

Six months ended June 30, 2013

During the six months ended June 30, 2013, the Company did not issue any share purchase warrants.

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

A summary of the common stock warrant activity for the six months ended June 30, 2013 and for the year ended December 31, 2012 is as follows:

	Number Of Shares	Weighted Average Exercise Price
Balance at December 31, 2011	25,557,257	0.19

Granted June 20, 2012	6,244,702	0.50
Granted June 20,2012	12,434,410	0.50

Balance at December 31, 2012	44,236,369	$0.32

Cancelled February 3, 2013	(24,000,000)	(0.18)

Balance at June 30, 2013	20,236,369	$0.50

The range of exercise prices and the weighted average remaining life of the warrants outstanding at June 30, 2013 were $0.50 and 3.90 years, respectively.

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

Financial Condition, Liquidity and Capital Resources

As of June 30, 2013, we had $20,408 cash. We had limited operations and revenues during the six month period ended June 30, 2013. We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed marketing and sales operations.

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

Results of Operations

Basis of Presentation

For management discussion and analysis purposes, the operational data provided represents the financial results of the Company for the three and six months ended June 30, 2013 and 2012, respectively.

The following table represents sales of our products and services for the three and six months ended June 30, 2013 and 2012 and for the development stage period from April 1, 2012 to June 30, 2013:

	Three and Six Months Ended		For The Development Stage Period, From April 1, 2012 To June 30
	2013	2012	2013
Sales revenue	$ -	$ -	$ -
Cost of goods sold	-	-	-
Gross profit	-	-	-

Revenues

Revenue for the three months and six months ended June 30, 2013 was $0 and $0 compared to revenue for the three months and six months ended June 30, 2012 of $0 and $0, due to the dispositions of LKTR in 2012 and MKA and MTKUSA subsidiaries in 2012.

Operating costs and expenses

Cost of goods sold was primarily composed of the costs of the Company’s trainers as well as materials and transportation expenses associated with delivering training courses. Cost of goods sold for the three months and six months ended June 30, 2013 was $0 and $0, compared to cost of goods sold for the three months and six months ended June 30, 2012 of $0 and $0.

Gross profit is calculated by deducting cost of goods sold from revenues and ranges from 0% to 100%, depending on the nature of the specific courses sold and the contract terms negotiated. Gross profit for the three months and six months ended June 30, 2013 was 0% and 0% compared to gross profit for the three months and six months ended on June 30, 2012 of 0% and 0%.

The following table represents operating costs and expenses for the three months and six months ended June 30, 2013 and 2012 and for the development stage period from April 1, 2012 to June 30, 2013:

	Three Months Ended June 30		Six Months Ended June 30		For The Development Stage Period, From April 1, 2012 To June 30
	2013	2012	2013	2012	2013
Sales revenue	$ -	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-	-
Gross profit	-	-	-	-	-

Operating expenses
General and administrative expenses	39,915	293	500,266	129,799	602,144
Total operating expenses	39,915	293	500,266	129,799	602,144

Loss from operations	(39,915)	(293)	(500,266)	(129,799)	(602,144)
Other income	-	-	-	-	-
Interest expense	(25,735)	(23,355)	(50,055)	(43,400)	(119,450)
Gain on sale of intellectual property		-	-	-	-
Change in fair value of derivative liability	3,403,417	2,934,462	(1,155,029)	3,228,743	1,403,146
Gain on debt extinguishment	-	12,633	-	12,633	12,633

Net income (loss) from continuing operations	3,337,767	2,923,447	(1,705,350)	3,068,177	694,185

Discontinued operations
Income from discontinued operations	-	-	-	5,096	-
Gain on disposal of subsidiary	-	-	-	174,736	-

Net Income (Loss)	3,337,767	2,923,447	(1,705,350)	3,248,009	694,185

Net income (loss) attributable to non-controlling interest	-	-	-	(3,004)	-
Net Income (Loss) Attributable to Common Shareholders	$ 3,337,767	$ 2,923,447	$ (1,705,350)	$ 3,251,013	$ 694,185

Comprehensive Income (Loss)

Net Income (Loss)	3,337,767	2,923,447	(1,705,350)	3,248,009	694,185

Foreign currency translation adjustments	-	-	-	-	(2,167)
Comprehensive Income (Loss)	3,337,767	2,923,447	(1,705,350)	3,248,009	692,018
Comprehensive loss attributable to non-controlling interest	-		-	(3,004)	-

Comprehensive Income (Loss) Attributable To Common Shareholders	$ 3,337,767	$ 2,923,447	$ (1,705,350)	$ 3,251,013	$ 692,018

General and administrative expenses for the three months and six months ended June 30, 2013 were $39,915 and $500,266, respectively, as compared to $293 and $129,799, respectively, for the three months and six months ended June 30, 2012. This decrease was due to the impact of corporate decisions made in the fourth quarter of 2012, pursuant to the disposition of the MKA and MTKUSA subsidiaries, respectively. All of the general and administrative expenses for the three months and six months ended June 30, 2013 were consulting fees to related parties.

Interest Expense

The Company incurred interest expense of $25,735 and $50,055, respectively, during the three months and six months ended June 30, 2013 compared to $23,355 and $43,400, respectively, during the three months and six months ended June 30, 2012.

Change in fair value of derivative liability

The Company incurred a gain and a loss from a change in fair value of derivative liability of $3,403,417 and $1,155,029, respectively during the three months and six months ended June 30, 2013, compared to a gain of $2,934,462 and $3,228,743, respectively, during the three months and six months ended June 30, 2012.

Gain on disposal of subsidiary

The Company also incurred gain on disposal of subsidiary of $nil and $174,736, respectively, during the three months and six months ended June 30, 2012. Due to significant losses in the LKA operations for twelve month period ending December, 2011 and the Company’s inability to successfully obtain the required financing to sustain its further operations, the Company decided to sell LKA (and, the LK Subsidiaries) in the fourth quarter of 2011 and LKTR in the first quarter of 2012, in order to limit ongoing losses. As a result, the sale of LKTR consisted of the assumption of liabilities only, and therefore, the Company incurred gain on disposal of subsidiary.

Income (loss) from discontinued operations

During first quarter 2012, the Company sold LKTR to Software Sans Frontiere SA, a Belize corporation, for consideration representing the assumption of all of the liabilities of LKTR.  As a result of the sale, we reclassified the operating results of LKTR to income (loss) from discontinued operations of $0 for the three months and six months ended June 30, 2013. And income (loss) from discontinued operations was $nil and $5,096, respectively, for the three months and six months ended June 30, 2012.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources for fiscal 2013 will be cash on hand, internally generated cash flows from operations. As of June 30, 2013, we had cash on hand of $20,408.

Cash Flows

The following table summarizes the cash flows for the three month and six months periods ended June 30, 2013 and 2012:

	SIX MONTHS ENDED JUNE 30
	2013	2012

Net cash used in operating activities	$(62,325)	$(163,369)
Net cash (used in) investing activities	2,500	-
Net cash provided by financing activities	80,000	100,000
Effect of exchange rate changes on cash	-	-
Cash and Cash Equivalents, at end of period	$20,408	$85

We anticipate that we will incur a minimum of $50,000 for operating expenses in the next quarter. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $62,325 during the six months period ended June 30, 2013 and $163,369 during the six months period ended June 30, 2012. Cash used in operating activities was funded by cash from operating revenues and financing activities.

Cash From Investing Activities

We received cash in investment activities in the amount of $2,500 during the six months period ended June 30, 2013 and used $0 cash in investing activities during the six months period ended June 30, 2012.

Cash from Financing Activities

We generated $80,000 and $100,000 cash from financing activities during the six month period ended June 30, 2013 and June 30, 2012.

For the period from January 1, 2009 through June 30, 2013, the Company incurred net losses aggregating $11,041,238. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Six months ended June 30, 2013

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

(1)

the Quarterly Report on Form 10-Q of the Company for the six months ended June 30, 2013 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

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

(a)

100% ownership interest of Mount Knowledge Asia Ltd., Hong Kong (“MKA”);

(b)

100% ownership interest of MTK USA.

For the year ended December 31, 2012 and for the six months  ended June 30 2013, the corporate structure of the Company, after the sale and disposition of the remaining operating subsidiaries during the fourth corporate of 2012, respectively, consisted of no subsidiaries.