Form 10-Q/A
period 2013-06-30
Mount Knowledge Holdings, Inc.
filed 2013-10-30
CIK 1397951

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

This Amendment No. 1 (this "Amendment") to our Quarterly Report on Form 10-Q for the period ended June 30, 2013, originally filed with the Securities and Exchange Commission on October 25, 2013 (the "Original Form 10-Q"), is being filed to furnish Exhibit 101 to the Original Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

Date: October 30, 2013

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

Date: October 30, 2013

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

Date: October 30, 2013

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

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 30, 2013	By:	/s/ James D. Beatty
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