Form 10-Q
period 2013-09-30
Mount Knowledge Holdings, Inc.
filed 2013-11-20
CIK 1397951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes [   ]           No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of November 19, 2013 there were 199,996,251 shares, par value $.0001, of common stock.

MOUNT KNOWLEDGE HOLDINGS, INC.

FORM 10-Q

September 30, 2013

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

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

MOUNT KNOWLEDGE HOLDINGS, INC.

(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

MOUNT KNOWLEDGE HOLDINGS, INC.
(A Development Stage Company)
Condensed Balance Sheets
(Stated in US dollars)
	September 30, 2013 (Unaudited)	December 31, 2012
Assets
Current Assets
Cash	$ 8	$ 233
Due from related party	-	2,100
Total Current Assets	8	2,333
Total Assets	$ 8	$ 2,333

Liabilities And Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$ 317,618	$ 226,309
Notes payable	590,000	550,000
Derivative liability	1,294,440	2,594,068
Total Current Liabilities	2,202,058	3,370,377
Total Liabilities	2,202,058	3,370,377

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, 50,000,000 shares, designated as Series A convertible preferred stock, 25,100,000 and 8,888,888 shares issued at September 30, 2013 and December 31, 2012 and 25,513,083 and 16,097,296 shares outstanding at September 30, 2013 and December 31, 2012	2,551	1,610
Common stock, $0.0001 par value, 200,000,000 shares authorized, 199,996,250 and 190,695,096 issued and outstanding at September 30, 2013 and December 31, 2012	20,000	19,070
Additional paid-in capital	6,479,815	5,845,951
Share subscriptions received	-	122,000
Accumulated other comprehensive loss	(20,788)	(20,788)
Deficit pre-development stage	(11,735,423)	(11,735,422)
Retained Earnings, development stage	3,051,794	2,399,535
Total Stockholders’ Equity (Deficit)	(2,202,050)	3,368,044
Total Liabilities And Stockholders’ Equity (Deficit)	$ 8	$ 2,333

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Stated in US dollars)
(Unaudited)
	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30		FOR THE DEVELOPMENT STAGE PERIOD, FROM APRIL 1, 2012 TO SEPTEMBER 30
	2013	2012	2013	2012	2013
Sales revenue	$ -	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-	-
Gross profit	-	-	-	-	-
Operating expenses
General and administrative expenses	69,350	97,635	569,616	227,434	671,494
Total operating expenses	69,350	97,635	569,616	227,434	671,494
Loss from operations	(69,350)	(97,635)	(569,616)	(227,434)	(671,494)
Other income	-	-	-	-	-
Interest expense	(27,700)	(22,595)	(77,755)	(65,995)	(147,150)
Change in fair value of derivative liability	2,454,659	(46,592)	1,299,630	3,182,151	3,857,805
Gain on debt extinguishment	-	-	-	12,633	12,633
Net income (loss) from continuing operations	2,357,609	(166,822)	652,259	2,901,355	3,051,794
Discontinued operations
Income from discontinued operations	-	-	-	5,096	-
Gain on disposal of subsidiary	-	-	-	174,736	-
Net Income (Loss)	2,357,609	(166,822)	652,259	3,081,187	3,051,794
Net income (loss) attributable to non-controlling interest	-	-	-	(3,004)	-
Net Income (Loss) Attributable to Common Shareholders	$ 2,357,609	$ (166,822)	$ 652,259	$ 3,084,191	$ 3,051,794
Comprehensive Income (Loss)
Net Income (Loss)	$ 2,357,609	$ (166,822)	$ 652,259	$ 3,081,187	$ 3,051,794
Foreign currency translation adjustments	-	(2,197)	-	(2,197)	(2,167)
Comprehensive Income (Loss)	$ 2,357,609	$ (169,019)	$ 652,259	$ 3,078,990	$ 3,049,627
Comprehensive loss attributable to non-controlling interest	-	-	-	(3,004)	-
Comprehensive Income (Loss) Attributable To Common Shareholders	$ 2,357,609	$ (169,019)	$ 652,259	$ 3,081,994	$ 3,049,627
Weighted Average Number of Common Shares Outstanding- Basic	199,996,250	189,472,270	198,219,014	144,059,731
Weighted Average Number of Common Shares Outstanding- Diluted (Note 1)	251,022,416	221,666,862	249,245,180	176,254,323
Net Income (loss) from Continuing Operations Per Common Share - Basic	$ 0.01	$ (0.00)	$ (0.00)	$ 0.02
Net Income (loss) from Continuing Operations Per Common Share - Diluted	$ 0.01	$ (0.00)	$ (0.00)	$ 0.02
Net Income (loss) from Discontinuing Operations Per Common Share - Basic and Diluted	$ -	$ -	$ -	$ 0.00
Net Loss Per Common Share - Basic	$ 0.01	$ (0.00)	$ 0.00	$ 0.02
Net Loss Per Common Share - Diluted	$ 0.01	$ (0.00)	$ 0.00	$ 0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.

(A Development Stage Company)

Condensed Statements Of Cash Flows (Unaudited) (Stated in US dollars)

	Nine Months Ended September 30			For The Development Stage Period, From April 1, 2012 To September 30
	2013	2012		2013
Operating Activities:
Net loss attributable to common shareholders	$ 652,259	$ 3,084,191		$ 3,051,795
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest in subsidiary	-	(3,004)		-
Shares issued for consulting service provided	437,941	-		437,941
(Gain) on debt extinguishment	-	(12,633)		(12,633)
Change in fair value of derivative liability	(1,299,628)	(3,182,151)		(3,857,803)
(Gain) Loss on disposal of subsidiary	-	(174,736)		-
Changes in operating assets and liabilities:
Changes in assets held for sale	-	46,294		-
Accounts payable and accrued liabilities	127,103	32,995		196,497
Other payable	-	(51,960)		-
Due to/from related party	-		-	(116,000)
Net cash used in operating activities	(82,325)	(261,004)		(300,203)

Investing Activities:
Advance/loans to related party	2,100	-		-
Net cash provided by investing activities	2,100	-		-

Financing Activities:
Proceeds from note payable	40,000	100,000		140,000
Proceeds from common share issuances	20,000	100,000		20,000
Proceeds from preferred share issuances	20,000	-		20,000
Share subscriptions received	-	-		122,000
Net cash provided by financing activities	80,000	200,000		302,000

Effect of exchange rate changes on cash	-	(2,197)		(2,167)

Net Decrease in Cash	(225)	(63,201)		(370)

Cash, at beginning of period	233	63,454		378
Cash, at end of period	$ 8	$ 253		$ 8
Supplemental Disclosure of Cash Flow Information:
Interest expense paid	$ -	$ -		$ -
Income taxes paid	$ -	$ -		$ -
Non-Cash Investing and Financing Activities
Conversion of note payable to equity	$ -	$ -		(446,953)
Shares issued for stock exchange	$ -	$ -		446,953

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

On December 28, 2012, the Company sold its remaining subsidiary companies, comprising MKA and MTK USA

At September 30, 2013 and December 31, 2012, the corporate structure of the Company consisted of only its own corporate accounts, with no ownership in any subsidiary companies.

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

The accompanying interim unaudited condensed financial statements have been prepared in accordance with U.S, generally accepted accounting principles (“US GAAP”). In 2013 and 2012 the Company’s functional currency is the US dollar. In 2012 the LK Group’s functional currencies was the Chinese Renminbi (“RMB¥”) and Hong Kong dollar (“HKD$”); however the accompanying condensed and financial statements were translated and presented in United States Dollars (“USD$”).

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

Basic and Diluted Earnings(Loss) per Share

In accordance with the Accounting Standards Codification (ASC) subtopic 260-10 (formerly SFAS No. 128 “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2013, the Company had 25,513,083 shares of outstanding Series A convertible preferred stock that were dilutive and included in the diluted earnings per share computation, and diluted weighted average number of common shares outstanding exceeds the Company’s authorized common shares amounted to 200,000,000 shares.

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

Derivative Liability

Pursuant to ASC 815, “Derivatives and Hedging”, on March 31, 2011 and at the end of subsequent quarterly periods, the Company recorded mark-to-market adjustments based on the fair value of the derivative liability on those dates, which resulted in a change of $1,299,630 for the nine months ended September 30, 2013. The fair value of the derivative liability was determined using the Black Scholes option pricing model, using the following data and assumptions:

	March 31, 2013	June 30, 2013	September 30, 2013
Quoted market price	$0.16	$0.09	$0.04
Conversion price	$0.50	$0.50	$0.50
Expected volatility	459%	358%	258%
Expected dividends	$nil	$nil	$nil
Epxected term	1 year	1 year	1 year
Risk-free interest rate	0.13%	0.15%	0.10%

As of September 30, 2013, the number of common shares that could be potentially issued to settle the conversion of the preferred stock is 3,750 common shares.

The following table sets forth, by level, with the fair value hierarchy, the Company’s financial assets and liabilities, measured at fair value on September 30, 2013.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative Financial instruments – Convertible Preferred Stock	$-	$-	$488,185	$488,185
Derivative Financial instruments - Warrants	$-	$-	$806,255	$806,255

The following table summarizes the derivative liability included in the balance sheets to September 30, 2013:

Balance at December 31, 2011	$4,999,571
Derivative liability related to preferred stock conversion feature	208,334
Derivative liability related to warrants issued	803,202
Change of derivative liability related to 2011 warrants issued	(3,417,039)
Balance at December 31, 2012	2,594,068
Change in derivative liability related to preferred stock conversion feature	(203,720)
Change of derivative liability related to 2011 warrants issued	(1,095,908)
Balance at September 30, 2013	$1,294,440

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

Note 2 - Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has had no revenues and had a working capital deficit of $2,202,050 and accumulated deficit of $8,683,629 as of September 30, 2013. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

During the nine months ended September 30, 2013, the related parties consisted of the following:

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

(4)

Birch First Global Investments, Inc., an affiliate to the Company;

(5)

Practical Business Advisors, LLC, a company controlled by Daniel A. Carr, the Company’s former President, CEO, Treasurer, and Director;

(6)

The Language Key China Ltd. Shanghai.

(7)

The Language Key Asia Ltd.

(8)

The Language Key Publishing Ltd.

Due from related parties consists of the following:

	September 30, 2013	December 31, 2012

Birch First Global Investments, Inc.	$-	$2,100

As at September 30, 2013 and December 31, 2012, the amount owing to Birch First Global Investments, Inc. was $400 and amount owing by Birch First Global Investments, Inc. was $2,100, respectively. This represented a receivable and a payable for loans with the Company by an affiliate of the Company.

Note 5 – Stockholders’ Equity (Deficit)

Authorized Shares

As of September 30, 2013 and December 31, 2012, the Company’s authorized shares consisted of the following:

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

Nine months ended September 30, 2013

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

Share Purchase Warrants

Nine months ended September 30, 2013

During the nine months ended September 30, 2013, the Company did not issue any share purchase warrants.

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

A summary of the common stock warrant activity for the nine months ended September 30, 2013 and for the year ended December 31, 2012 is as follows:

	Number Of Shares	Weighted Average Exercise Price
Balance at December 31, 2011	25,557,257	0.19

Granted June 20, 2012	6,244,702	0.50
Granted June 20,2012	12,434,410	0.50

Balance at December 31, 2012	44,236,369	$0.32

Canceled February 3, 2013	(24,000,000)	(0.18)

Balance at September 30, 2013	20,236,369	$0.50

The range of exercise prices and the weighted average remaining life of the warrants outstanding at September 30, 2013 were $0.50 and 3.65 years, respectively.

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

Note 8 – Subsequent Events

Promissory Note

On October 31, 2013, the Company issued a promissory note for $88,750 regarding a trade payable to a creditor. The note matures on March 31, 2014, is unsecured and bears interest at 15% per annum.

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

Requirements and Utilization of Funds

To implement our plan of operations, including some or all of the above described milestones (objectives), we anticipate the need to continue to raise capital (“equity”) in an amount between $500K and $2.5 million in equity from restricted stock sales or other acceptable financing options over the remaining 3 months of 2013 on terms and conditions to be determined. Management may elect to seek subsequent interim or “bridge” financing in the form of debt (corporate loans) as may be necessary.

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

Financial Condition, Liquidity and Capital Resources

As of September 30, 2013, we had $8 cash. We had limited operations and revenues during the nine month period ended September 30, 2013. We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed marketing and sales operations.

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

Results of Operations

Basis of Presentation

For management discussion and analysis purposes, the operational data provided represents the financial results of the Company for the three and nine months ended September 30, 2013 and 2012, respectively.

The following table represents sales of our products and services for the three and nine months ended September 30, 2013 and 2012 and for the development stage period from April 1, 2012 to September 30, 2013:

	Three and Nine Months Ended		For The Development Stage Period, From April 1, 2012 To September 30
	2013	2012	2013
Sales revenue	$ -	$ -	$ -
Cost of goods sold	-	-	-
Gross profit	-	-	-

Revenues

Revenue for the three months and nine months ended September 30, 2013 was $0 and $0 compared to revenue for the three months and nine months ended September 30, 2012 of $0 and $0, due to the dispositions of LKTR in 2012 and MKA and MTKUSA subsidiaries in 2012.

Operating costs and expenses

Cost of goods sold was primarily composed of the costs of the Company’s trainers as well as materials and transportation expenses associated with delivering training courses. Cost of goods sold for the three months and nine months ended September30, 2013 was $0 and $0, compared to cost of goods sold for the three months and nine months ended September 30, 2012 of $0 and $0.

Gross profit is calculated by deducting cost of goods sold from revenues and ranges from 0% to 100%, depending on the nature of the specific courses sold and the contract terms negotiated. Gross profit for the three months and nine months ended September 30, 2013 was 0% and 0% compared to gross profit for the three months and nine months ended on September 30, 2012 of 0% and 0%.

The following table represents operating costs and expenses for the three months and nine months ended September 30, 2013 and 2012 and for the development stage period from April 1, 2012 to September 30, 2013:

	Three Months Ended September 30		Nine Months Ended September 30		For The Development Stage Period, From April 1, 2012 To September 30
	2013	2012	2013	2012	2013
Sales revenue	$ -	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-	-
Gross profit	-	-	-	-	-

Operating expenses
General and administrative expenses	69,350	97,635	569,616	227,434	671,494
Total operating expenses	69,350	97,635	569,616	227,434	671,494

Loss from operations	(69,350)	(97,635)	(569,616)	(227,434)	(671,494)
Other income	-	-	-	-	-
Interest expense	(27,700)	(22,595)	(77,755)	(65,995)	(147.150)
Change in fair value of derivative liability	2,454,659	(46,592)	1,299,630	3,182,151	3,857,805
Gain on debt extinguishment	-	-	-	12,633	12,633

Net income (loss) from continuing operations	2,357,609	(166,822)	652,259	2,901,355	3,051,794

Discontinued operations
Income from discontinued operations	-	-	-	5,096	-
Gain on disposal of subsidiary	-	-	-	174,736	-

Net Income (Loss)	2,357,609	(166,822)	652,259	3,081,187	3,051,794

Net income (loss) attributable to non-controlling interest	-	-	-	(3,004)	-
Net Income (Loss) Attributable to Common Shareholders	$ 2,357,609	$ (166,822)	$ 652,259	$ 3,084,191	$ 3,051,794

Net Income (Loss)	$ 2,357,609	$ (166,822)	$ 652,259	$ 3,084,191	$ 3,051,794

Foreign currency translation adjustments	-	(2,197)	-	(2,197)	(2,167)
Comprehensive Income (Loss)	$ 2,357,609	$ (169,019)	$ 652,259	$ 3,078,990	$ 3,049,627
Comprehensive loss attributable to non-controlling interest	-	-	-	(3,004)	-

Comprehensive Income (Loss) Attributable To Common Shareholders	$ 2,357,609	$ (169,019)	$ 652,259	$ 3,081,994	$ 3,049,627

General and administrative expenses for the three months and nine months ended September 30, 2013 were $69,350 and $569,616, respectively, as compared to $97,635 and $227,434, respectively, for the three months and nine months ended September 30, 2012. This decrease was due to the impact of corporate decisions made in the fourth quarter of 2012, pursuant to the disposition of the MKA and MTKUSA subsidiaries, respectively. All of the general and administrative expenses for the three months and nine months ended September 30, 2013 were consulting fees to related parties.

Interest Expense

The Company incurred interest expense of $27,700 and $77,755, respectively, during the three months and nine months ended September 30, 2013 compared to $22,595 and $65,995, respectively, during the three months and nine months ended September 30, 2012.

Change in fair value of derivative liability

The Company incurred a gain and a loss from a change in fair value of derivative liability of $32,454,659 and $1,299,630, respectively during the three months and nine months ended September 30, 2013, compared to a gain of $(46,592) and $3,182,151, respectively, during the three months and nine months ended September 30, 2012.

Gain on disposal of subsidiary

The Company also incurred gain on disposal of subsidiary of $nil and $174,736, respectively, during the three months and nine months ended September 30, 2012. Due to significant losses in the LKA operations for twelve month period ending December, 2011 and the Company’s inability to successfully obtain the required financing to sustain its further operations, the Company decided to sell LKA (and, the LK Subsidiaries) in the fourth quarter of 2011 and LKTR in the first quarter of 2012, in order to limit ongoing losses. As a result, the sale of LKTR consisted of the assumption of liabilities only, and therefore, the Company incurred gain on disposal of subsidiary.

Income (loss) from discontinued operations

During first quarter 2012, the Company sold LKTR to Software Sans Frontiere SA, a Belize corporation, for consideration representing the assumption of all of the liabilities of LKTR.  As a result of the sale, we reclassified the operating results of LKTR to income (loss) from discontinued operations of $0 for the three months and nine months ended September 30, 2013. And income (loss) from discontinued operations was $nil and $5,096, respectively, for the three months and nine months ended September 30, 2012.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources for fiscal 2013 will be cash on hand, internally generated cash flows from operations. As of September 30, 2013, we had cash on hand of $8.

Cash Flows

The following table summarizes the cash flows for the three month and nine months periods ended September 30, 2013 and 2012:

	NINE MONTHS ENDED SEPTEMBER 30
	2013	2012

Net cash used in operating activities	$ (82,325)	$ (261,004)
Net cash (used in) investing activities	2,100	-
Net cash provided by financing activities	80,000	200,000
Effect of exchange rate changes on cash	-	(2,197)
Cash and Cash Equivalents, at end of period	$ 8	$ 253

We anticipate that we will incur a minimum of $50,000 for operating expenses in the next quarter. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $82,325 during the nine months period ended September 30, 2013 and $261,005 during the nine months period ended September 30, 2012. Cash used in operating activities was funded by cash from operating revenues and financing activities.

Cash From Investing Activities

We received cash in investment activities in the amount of $2,100 during the nine months period ended September 30, 2013 and used $0 cash in investing activities during the nine months period ended September 30, 2012.

Cash from Financing Activities

We generated $80,000 and $200,000 cash from financing activities during the nine month period ended September 30, 2013 and September 30, 2012.

For the period from January 1, 2009 through September 30, 2013, the Company incurred net losses aggregating $11,735,423. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Nine months ended September 30, 2013

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

Date: November 19, 2013

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

Date: November 19, 2013

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

Date: November 19, 2013

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

(1)

the Quarterly Report on Form 10-Q of the Company for the nine months ended September 30, 2013 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 19, 2013	By:	/s/ James D. Beatty
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

Exhibit 21.1

SUBSIDIARIES

For the nine months ended September 30, 2012, the corporate structure of the Company, after the sale and disposition of certain operating subsidiaries during the first quarter of 2012, consisted of the following:

(a)

100% ownership interest of Mount Knowledge Asia Ltd., Hong Kong (“MKA”);

(b)

100% ownership interest of MTK USA.

For the year ended December 31, 2012 and for the nine months ended September 30 2013, the corporate structure of the Company, after the sale and disposition of the remaining operating subsidiaries during the fourth corporate of 2012, respectively, consisted of no subsidiaries.