Form 10-K/A
period 2012-12-31
Mount Knowledge Holdings, Inc.
filed 2013-12-31
CIK 1397951

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K /A

Amendment No. 2

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

Documents Incorporated by Reference: None.

Explanatory Note

This Amendment No. 2 (this "Amendment") to our Annual Report on Form 10-K for the period ended December 31, 2012, originally filed with the Securities and Exchange Commission on October 21, 2013 (the "Original Form 10-K") and Amendment No. 1 filed on October 24, 2013, is being filed to reflect a correction in the Company’s disclosure of its controls and procedures and internal control over financial reporting.

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

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our principal executive officer, principal accounting officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our principal executive officer, principal accounting officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer, principal accounting officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Rule 308(b) of Regulation S-K, which permits the Company to provide only management’s report in this Annual Report.

Identified Material Weaknesses and Management’s Remediation Initiatives

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2012:

The Company lacks an audit committee with an independent financial expert. The Company is planning to form an audit committee and hopes to do so within the next fiscal year.

The Company’s accounting department lacks sufficient employees to maintain a segregation of duties. The Company is planning to hire a controller and any necessary additional accounting personnel necessary to mitigate these issues.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

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

Date: December 31 2013

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

Date: December 31, 2013

IN WITNESS WHEREOF, each Purchaser and the Company have caused their respective signature page to this Amendment to be duly executed as of the date first written above.

Purchaser:

BIRCH FIRST GLOBAL INVESTMENTS INC.

By:

/s/ Pier S. Bjorklund
Name: Pier S. Bjorklund

Title: President