Form 10-Q/A
period 2013-03-31
Mount Knowledge Holdings, Inc.
filed 2013-12-31
CIK 1397951

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

Explanatory Note

This Amendment No. 1 (this "Amendment") to our Quarterly Report on Form 10-Q for the period ended March 31, 2013, originally filed with the Securities and Exchange Commission on October 25, 2013 (the "Original Form 10-Q"), is being filed to reflect a correction in the Company’s disclosure of its controls and procedures.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of management, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this by this Report. Based upon that evaluation, the Chief Executive Officer, Principal Accounting Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were not effective due to the following:

1.

The Company lacks an audit committee with an independent financial expert.

2.

The Company’s accounting department lacks sufficient employees to maintain a segregation of duties.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

1.

The Company is planning to form an audit committee and hopes to do so within the next fiscal year.

2.

The Company is planning to hire a controller and any necessary additional accounting personnel necessary to mitigate these issues.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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