Form 10-Q/A
period 2013-06-30
Mount Knowledge Holdings, Inc.
filed 2013-12-31
CIK 1397951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

Amendment No. 2

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

Explanatory Note

This Amendment No. 2 (this "Amendment") to our Quarterly Report on Form 10-Q for the period ended June 30, 2013, originally filed with the Securities and Exchange Commission on October 25, 2013 (the "Original Form 10-Q") and Amendment No. 1 filed October 30, 2013, is being filed to reflect a correction in the Company’s disclosure of its controls and procedures.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

MOUNT KNOWLEDGE HOLDINGS, INC.

FORM 10-Q

June 30, 2013

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	7
Item 2.	Management ’ s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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