Form 10-Q/A
period 2013-09-30
Mount Knowledge Holdings, Inc.
filed 2013-12-31
CIK 1397951

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

Explanatory Note

This Amendment No. 1 (this "Amendment") to our Quarterly Report on Form 10-Q for the period ended September 30, 2013, originally filed with the Securities and Exchange Commission on November 20, 2013 (the "Original Form 10-Q"), is being filed to furnish Exhibit 101 to the Original Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

In addition, the Amendment is being filed to reflect a correction in the Company’s disclosure of its controls and procedures.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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