Form 10-K
period 2013-12-31
Mount Knowledge Holdings, Inc.
filed 2014-04-16
CIK 1397951

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes [ ]         No [ X ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 199,996,251 shares of common stock as of April 15, 2014.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2013 $4,538,234.

Documents Incorporated by Reference: None.

MOUNT KNOWLEDGE HOLDINGS, INC.

FORM 10-K
For the Year Ended December 31, 2013

PART I

Forward-Looking Statements

This Annual Report on Form 10-K may contain statements which constitute “forward-looking statements”. Generally, words such as “may,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “anticipate,” “believe,” “goal,” “plan,” “intend,” “estimate” “continue” or the negative of or other variation on these and similar other expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-K and in other places, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, our future performance and operating results, our future operating plans, our liquidity and capital resources and our legal proceedings. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements. Many factors, including those listed in “Item 1A. - Risk Factors” below, could cause our actual  results to differ materially from those expressed in any of our forward-looking statements.

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

Change of Business Purpose

On July 27, 2009, the Company changed its business purpose from a mining and exploration to an educational software development and sales company offering innovative and proprietary learning software products and teaching services, with principal executive offices in Novi, Michigan.

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

On March 18, 2014, Vukota Capital Management Inc. (“Lender”) executed a Forbearance Agreement (the “Forbearance”) with the Company, in which the Lender agreed to extend the Forbearance Period until June 30, 2014.

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

Vendor – Promissory Notes

On October 31, 2013, the Company issued a promissory note for $88,750 regarding a trade payable to a creditor. The note matures on March 31, 2014, is unsecured and bears interest at 15% per annum.

On April 10, 2014, the Company and the creditor executed a Forbearance Agreement to extend the maturity date until May 15, 2014.

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

Capital & Uses of Proceeds

Capital Needs

To implement our plan of operations, we will need to continue to raise capital in an amount between $500,000 to $2.5 million in equity from restricted stock sales or other acceptable financing options over the remaining 9 months of year-ending 2014 on terms and conditions to be determined. Management may also elect to seek subsequent interim or “bridge” financing in the form of debt as may be necessary.

We anticipate the need to raise additional capital beyond the next 9 months of operations, subject to the successful implementation of our initial milestones over the last 180 days of operations of 2014 and our revenue growth cycle thereafter. At this time, management is unable to determine the specific amounts and terms of such future financings.

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

Item 2.

Properties.

Executive Offices

The Company’s mailing address is 228 Park Avenue S. #56101, New York, including a physical office for the Company’s books and records located in Orlando, Florida, provided by an affiliate of the Company free of charge. The Company does not anticipate the need to move its executive offices within the next (12) months, unless the Company completes one or more acquisitions, and requires different office space to accommodate additional staff members. The increased costs of such new executive offices are currently unknown. We do not own any real property.

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

Not Applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Securities

Our common shares are quoted on the Over-The-Counter Pink marketplace under the trading symbol “MKHD”. Our shares have been quoted on the Over-The-Counter Pink marketplace since October 3, 2007. We began to trade our shares of common stock on May 25, 2010. For the periods ended March 31, 2012, June 30, 2012, September 30, 2012, and December 31, 2012, we had a per share price high of $0.02 and a low of $0.02, high $0.02 and a low of $0.02, high of $0.02 and a low of $0.02, and high of $0.03 and a low of $0.03, respectively. For the periods ended March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013, we had a per share price high of $0.16 and a low of $0.135, high $0.09 and a low of $0.09, high of $0.0375 and a low of $0.0350, and high of $0.03 and a low of $0.03, respectively.

Our transfer agent is Island Stock Transfer, of 15500 Roosevelt Boulevard, Suite 301, Clearwater, FL 33760; telephone number 727.289.0010; facsimile: 727.289.0069.

Holders of our Common Stock

As of April 14, 2014, there were approximately 125 shareholders of record.  Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Item 6.

Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report. Our audited  financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Company Overview

Mount Knowledge Holdings, Inc. is a software development and sales company focused on providing innovative technology solutions to the global marketplace.

For more details on the Company and its operations, please refer to “History” and “Company Overview” sections in Item 1. Business section, hereinabove in this filing.

Plan of Operations

Over the remaining 9-months of 2014 we must raise capital and complete certain milestones as described below.

Milestones

The Company anticipates identifying and completing one or more acquisitions and/or mergers over the next 6-12 months, beginning in the second quarter of 2014, for the purposes of obtaining operations and revenues.

Requirements and Utilization of Funds

To implement our plan of operations, including some or all of the above described milestones (objectives), we anticipate the need to continue to raise capital (“equity”) in an amount between $500K and $2.5 million in equity from restricted stock sales or other acceptable financing options over the remaining 9 months of 2014 on terms and conditions to be determined. Management may elect to seek subsequent interim or “bridge” financing in the form of debt (corporate loans) as may be necessary.

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

Financial Condition, Liquidity and Capital Resources

As of December 31, 2013, we had $8 cash and cash equivalents. We had limited operations to date and we did not have any revenues during the twelve-month period ended December 31, 2013. We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed marketing and sales operations.

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

	Year Ended December 31		For The Development Stage Period, From April 1, 2012 To December 31
	2013	2012	2013
Sales revenue	$ -	$ -	$ -
Cost of goods sold	-	-	-
Gross profit	-	-	-

Operating expenses
General and administrative expenses	588,103	231,385	689,981
Total operating expenses	588,103	231,385	689,981

Loss from operations	(588,103)	(231,385)	(689,981)
Interest expense	(108,715)	(89,440)	(178,110)
Change in fair value of derivative liability	1,670,103	2,852,455	3,487,332
Gain on debt extinguishment	-	12,633	12,633

Net income from continuing operations	973,285	2,544,264	2,631,874

Discontinued operations
Income from discontinued operations	-	5,096	-
Gain on disposal of subsidiary	-	174,736	-

Net Income	973,285	2,724,096	2,631,874
Net loss attributable to non-controlling interest	-	(3,004)	-

Net Income Attributable to Common Shareholders	$ 973,285	$ 2,727,100	$ 2,631,874

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2013 which are included herein.

Our operating results for the years ended December 31, 2013 and 2012, respectively are summarized as follows:

Revenues

We had marginal revenues to date, and do not anticipate increasing earning revenues in the immediate future.

Expenses

Our expenses for the years ended December 31, 2013 and 2012 are outlined in the table below. All expenses for predecessor entity are included in income (loss) from discontinued operations.

	Year Ended December 31		For The Development Stage Period, From April 1, 2012 To December 31
	2013	2012	2013
Operating expenses
General and administrative expenses	588,103	231,385	689,981
Total operating expenses	588,103	231,385	689,981

Loss from operations	(588,103)	(231,385)	(689,981)
Interest expense	(108,715)	(89,440)	(178,110)
Change in fair value of derivative liability	1,670,103	2,852,455	3,487,332
Gain on debt extinguishment	-	12,633	12,633

Net income from continuing operations	973,285	2,544,264	2,631,874

Discontinued operations
Income from discontinued operations	-	5,096	-
Gain on disposal of subsidiary	-	174,736	-

Net Income	973,285	2,724,096	2,631,874

General and Administrative

The increase in our general and administrative expenses for the year ended December 31, 2013 compared to December 31, 2012 was primarily due to extra-ordinary professional fees related to the completion of past due required SEC filings as a fully-reporting pubic company. For the purposes of this disclosure, general and administrative fees include the Company’s professional fees.

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization. Legal expenses will be ongoing during fiscal 2014, as we are subject to the reporting obligations of the Securities Exchange Act of 1934, as amended.

	Year Ended December 31, 2013	Year Ended December 30, 2012	Increase/Decrease
Cash Flows from Operating Activities	$ (82,325)	$ (380,959)	( )%
Cash Flows from Investing Activities	$ 2,100	$ (2,100)	( )%
Cash Flows from Financing Activities	$ 80,000	$ 322,000	( )%
Net change in cash	$ (225)	$ (63,221)	( )%

Liquidity and Capital Resources

Working Capital

	December 31,	December 31,	Percentage
	2013	2012	Increase/Decrease
Current Assets	$ 8	$ 2,333	(99.66)%
Current Liabilities	$ 1,881,032	$ 3,370,377	(44.19)%
Working Capital Deficit	$ (1,881,024)	$ (3,368,044)	(44.15)%

Cash Flows

We anticipate that we will incur approximately $250,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used in Operating Activities

We used net cash in operating activities in the amount of $(82,325) during the year ended December 31, 2013 and $(380,954) during the year ended December 31, 2012. Cash used in operating activities was funded by cash from financing activities. The decrease in operating activities in 2012 compared to 2011 was due to the disposal of all the Company’s operating subsidiaries.

Cash Used in Investing Activities

We used net cash in investing activities in the amount of $2,100 during the year ended December 31, 2013 and $(2,100) was used or provided in investing activities during the years ended December 31, 2012.

Cash Provided by Financing Activities

We generated $80,000 net cash from financing activities during the year ended December 31, 2013 compared to net cash from financing activities in the amount of $322,000 during the year ended December 31, 2012. Cash generated by financing activities during 2013 is attributable mainly to capital stock sales, issued notes, and related party borrowings of $80,000. The decrease in the net cash from financing activities in 2013 compared to 2012 was due to the disposal of all the Company’s operating subsidiaries during 2012 and 2013.

Disclosure of Outstanding Share Data

As of December 31, 2013, we had 198,666,975 shares of common stock issued and outstanding.

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

As of December 31, 2013, we had accumulated losses of $9,066,574 since inception and a working capital deficit of $1,881,024. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended December 31, 2013, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

MOUNT KNOWLEDGE HOLDINGS, INC.
(A Development Stage Company)

   FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012

To the Board of Directors and Stockholders

Mount Knowledge Holding, Inc. (A Development Stage Company)

We have audited the accompanying balance sheet of Mount Knowledge Holding, Inc. (the "Company") as of December 31, 2013 and 2012, and the related statement of operations and other comprehensive loss, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2, the Company has had no revenues and accumulated deficit of $9,066,574 as of December 31, 2013. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in the financial statements, which includes the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

April 15, 2014

MOUNT KNOWLEDGE HOLDINGS, INC.

(A Development Stage Company)

 Financial Statements

December 31, 2013 and 2012

MOUNT KNOWLEDGE HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Stated in US dollars)

	December 31, 2012	December 31, 2011
Assets
Current Assets
Cash	$ 8	$ 233
Due from related party	-	2,100
Total Current Assets	8	2,333
Total Assets	$ 8	$ 2,333

Liabilities And Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$ 278,315	$ 226,309
Notes payable	678,750	550,000
Derivative liability	923,967	2,594,068
Total Current Liabilities	1,881,032	3,370,377
Total Liabilities	1,881,032	3,370,377

Stockholders' Deficit

Preferred stock, $0.0001 par value, 100,000,000 shares authorized, 50,000,000 shares, designated as Series A convertible preferred stock, $0.0001 par value, 33,155,046 and 16,097,296 issued and outstanding at December 31, 2013 and December 31, 2012	3,315	1,610
Common stock, $0.0001 par value, 200,000,000 shares authorized, 199,996,250 and 190,695,096 issued and outstanding at December 31, 2013 and December 31, 2012, respectively	20,000	19,070
Additional paid-in capital	6,479,051	5,845,951
Share subscriptions received	-	122,000
Accumulated other comprehensive loss	(20,788)	(20,788)
Deficit, pre-development stage	(11,735,422)	(11,735,422)
Retained earnings, development stage	2,668,848	2,399,535
Total Stockholders' Deficit	(2,584,996)	(3,368,044)
Total Liabilities And Stockholders' Deficit	$ 8	$ 2,333

The accompanying notes are an integral part of these financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS)
(Stated in US dollars)
	Year Ended December 31		For The Development Stage Period, From April 1, 2012 To December 31
	2013	2012	2013
Sales revenue	$ -	$ -	$ -
Cost of goods sold	-	-	-
Gross profit	-	-	-
Operating expenses
General and administrative expenses	588,103	231,385	689,981
Total operating expenses	588,103	231,385	689,981
Loss from operations	(588,103)	(231,385)	(689,981)
Interest expense	(108,715)	(89,440)	(178,110)
Change in fair value of derivative liability	1,670,103	2,852,455	3,487,332
Gain on debt extinguishment	-	12,633	12,633

Net Income from continuing operations	973,285	2,544,264	2,631,874

Discontinued operations
Income from discontinued operations	-	5,096	-
Gain on disposal of subsidiary	-	174,736	-

Net Income	973,285	2,724,096	2,631,874
Net loss attributable to non-controlling interest	-	(3,004)	-
Net Income Attributable to Common Shareholders	$ 973,285	$ 2,727,100	$ 2,631,874
Comprehensive Income

Net Income	973,285	2,724,096	2,631,874
Foreign currency translation adjustments	-	(2,167)	(2,167)
Comprehensive Income	973,285	2,721,929	2,629,707
Comprehensive loss attributable to non-controlling interest	-	(3,004)	-

Comprehensive Income Attributable To Common Shareholders	$ 621,299	$ 2,724,933	$ 2,629,707

Weighted Average Number of Common Shares Outstanding- Basic and Diluted	198,666,978	152,788,733
Net Loss from Discontinuing Operations Per Common Share - Basic and Diluted	0.00	0.00
Net Income Per Common Share - Basic and Diluted	0.02	0.02

The accompanying notes are an integral part of these consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.

(A Development Stage Company)

 STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Stock	Common Stock
	Shares	Par	Shares	Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Subscriptions Received	Deficit, prior to Development Stage	Retained Earnings, Development Stage	Non-Controlling Interest	Total Stockholders’ Deficit
Balances at December 31, 2010	8,888,888	$ 889	99,600,226	$ 9,960	$ 4,265,625	$ (4,647)	$ -	$ (4,399,972)	$ -	$ (193,806)	$ (321,951)

Stock issued for consulting fee	-	-	4,669,397	466	794,519	-	-	-	-	-	794,986

Stock-based compensation	-	-	480,000	48	95,952	-	-	-	-	-	96,000

Stock and warrants issued in exchange for shares of subsidiary	--	-	6,229,027	623	123,276	-	-	-	-	(310,765)	(186,866)-

Make-whole preferred shares on convertibility	984,617	98	-	-	(98)	-	-	-	-	-	-

Stock issued by subsidiary:
- for cash	-	-	-	-	-	-	-	-	-	552,165	552,165
- for debt	-	-	-	-	-	-	-	-	-	1,014,354	1,014,354
- for services	-	-	-	-	-	-	-	-	-	76,771	76,771

Foreign currency translation adjustment	-	-	-	-	-	(13,974)	-	-	-	-	(13,974)
									-
Net loss	-	-	-	-	-	-	-	(7,663,017)	-	(422,708)	(8,085,725)

Balances at December 31, 2011	9,873,505	889	110,978,650	11,097	5,279,274	(18,621)	-	(12,062,989)	-	716,011	(6,074,241)

Shares issued for stock exchange	-	-	74,716,446	7,472	1,860,440	-	-	-	-	(1,867,911)	-

Share exchange effect on non-controlling interest	-	-	-	-	(1,453,540)	-	-	-	-	1,552,734	(298,636)

Stock issued for cash	-	-	5,000,000	500	49,500	-	-	-	-	-	100,000

Share subscriptions received	-	-	-	-	-	-	122,000	-	-	-	122,000

Make-whole preferred shares on convertibility	6,223,791	623	-	-	(98)	-	-	-	-	-	-

Net loss	-	-	-	-	-	(2,167)	-	327,566	2,399,535	(3,004)	2,721,930

Balances at December 31, 2012	16,097,296	1,610	190,695,096	19,070	6,320,590	(20,788)	122,000	(11,735,422)	2,399,535	-	(3,368,047)

Shares issued for 2012 subscriptions	-	-	6,100,000	610	121,390	-	(122,000)	-	-	-	-

Shares issued for cash	-	-	1,000,000	100	19,900	-	-	-	-		20,000

Shares issued for services	-	-	1,962,500	196	353,054	-	-	-	-	-	353,250

Shares issued for debt	-	-	238,654	24	35,771	-	-	-	-	-	35,795

Preferred shares issued for services	8,469,149	847	-	-	83,844	-	-	-	-	-	84,691

Make-whole preferred shares on convertibility	8,488,601	849	-	-	(849)	-	-	-	-	-	-

Preferred shares issued for cash	100,000	10	-	-	19,990	-	-	-	-	-	20,000

Net loss	-	-	-	-	-	-	-	-	973,285	-	973,285

Balances at December 31, 2013	33,155,046	$ 3,315	199,996,250	$ 20,000	$ 6,479,051	$ (20,788)	$ -	$ (11,735,422)	$ 3,372,820	$ -	$ (2,584,996)

The accompanying notes are an integral part of these financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC. (A Development Stage Company)
Statements Of Cash Flows

	Year Ended December 31		For The Development Stage Period, From April 1, 2012 To December 31
	2013	2012	2013
Operating Activities:
Net income (loss) attributable to common shareholders	$ 973,285	$ 2,727,100	$ 3,3372,820
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest in subsidiary	-	(3,004)	-
Shares issued for consulting service provided	437,941	-	437,941
Promissory note issued for services	88,750	-	-
(Gain) on debt extinguishment	-	(12,633)	(12,633)
Change in fair value of derivative liability	(1,670,101)	(2,852,455)	(4,228,276)
(Gain) Loss on disposal of subsidiary	-	(174,736)	-
Changes in operating assets and liabilities:
Changes in assets held for sale		46,294	-
Accounts payable and accrued liabilities	87,800	56,440	245,945
Other payable	-	(51,960)	-
Due to/from related party	-	(116,000)	(116,000)
Net cash used in operating activities	(82,325)	(380,959)	(300,203)

Investing Activities:
Advance/loans to related party	2,100	(2,100)	-
Net cash provided by (used in) investing activities	2,100	(2,100)	-

Financing Activities:
Proceeds from note payable	40,000	100,000	140,000
Proceeds from common share issuances	20,000	100,000	20,000
Proceeds from preferred share issuances	-	-	20,000
Share subscriptions received	20,000	122,000	122,000
Net cash provided by financing activities	80,000	322,000	302,000

Effect of exchange rate changes on cash	-	(2,167)	(2,167)

Net Decrease in Cash	(225)	(63,221)	(370)

Cash, at beginning of period	233	63,454	378

Cash, at end of period	$ 8	$ 233	$ 8

Supplemental Disclosure of Cash Flow Information:
Interest expense paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Non-Cash Investing and Financing Activities
Conversion of note payable to equity	$ 35,795	$ -	$ -
Common stock issued in exchange for shares of Mount Knowledge USA Inc.	$ -	$ (446,953)	$ (446,953)
Warrants issued in exchange for shares of Mount Knowledge USA Inc.	$ -	$ 446,953	$ 446,953

The accompanying notes are an integral part of these financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.

(A Development Stage Company)

Notes to Financial Statements

Years Ended December 31, 2013 and 2012

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

On December 28, 2012, the Company sold its remaining subsidiary companies, comprising MKA and MTK USA

At December 31, 2013 and December 31, 2012, the corporate structure of the Company consisted of only its own corporate accounts, with no ownership in any subsidiary companies.

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

Basic and Diluted Earnings (Loss) per Share

In accordance with the Accounting Standards Codification (ASC) subtopic 260-10 (formerly SFAS No. 128 “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2013, the Company had 33,155,046 shares of outstanding Series A convertible preferred stock that were dilutive and included in the diluted earnings per share computation, and diluted weighted average number of common shares outstanding exceeds the Company’s authorized common shares amounted to 200,000,000 shares.

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

Derivative Liability

Pursuant to ASC 815, “Derivatives and Hedging”, on March 31, 2011 and at the end of subsequent quarterly periods, the Company recorded mark-to-market adjustments based on the fair value of the derivative liability on those dates, which resulted in a change of $1,299,630 for the year ended December 31, 2013. The fair value of the derivative liability was determined using the Black Scholes option pricing model, using the following data and assumptions:

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Quoted market price	$0.16	$0.09	$0.04	$0.03
Conversion price	$0.50	$0.50	$0.50	$0.50
Expected volatility	459%	358%	258%	358%
Expected dividends	$nil	$nil	$nil	$nil
Expected term	1 year	1 year	1 year	1 year
Risk-free interest rate	0.13%	0.15%	0.10%	0.15%

As of December 31, 2013, the number of common shares that could be potentially issued to settle the conversion of the preferred stock is 3,750 common shares.

The following table sets forth, by level, with the fair value hierarchy, the Company’s financial assets and liabilities, measured at fair value on December 31, 2013.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative Financial instruments – Convertible Preferred Stock	$-	$-	$-	$-
Derivative Financial instruments - Warrants	$-	$-	$-	$-

The following table summarizes the derivative liability included in the balance sheets to December 31, 2013:

Balance at December 31, 2011	$4,999,571
Derivative liability related to preferred stock conversion feature	208,334
Derivative liability related to warrants issued	803,202
Change of derivative liability related to 2011 warrants issued	(3,417,039)
Balance at December 31, 2012	2,594,068
Change in derivative liability related to preferred stock conversion feature and 2011 warrants issued	(1,670,101)
Balance at December 31, 2013	$923,967

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

Note 2 - Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has had no revenues and had a working capital deficit of $2,584,996 and accumulated deficit of $9,066,574 as of December 31, 2013. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

On March 18, 2014, Vukota Capital Management Inc. (“Lender”) executed a Forbearance Agreement (the “Forbearance”) with the Company, in which the Lender agreed to extend the Forbearance Period until June 30, 2014.

(b)

On October 31, 2013, the Company issued a promissory note for $88,750 regarding a trade payable to a creditor. The note matures on March 31, 2014, is unsecured and bears interest at 15% per annum.

On April 10, 2014, the Company and the creditor executed a Forbearance Agreement to extend the maturity date until May 15, 2014.

Note 4 - Related Party Transactions

Related party transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

During the year ended December 31, 2013, the related parties consisted of the following:

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

(4)

Birch First Global Investments, Inc., an affiliate to the Company;

(5)

Practical Business Advisors, LLC, a company controlled by Daniel A. Carr, the Company’s former President, CEO, Treasurer, and Director;

(6)

The Language Key China Ltd. Shanghai.

(7)

The Language Key Asia Ltd.

(8)

The Language Key Publishing Ltd.

Due from related parties consists of the following:

	December 31, 2013	December 31, 2012

Birch First Global Investments, Inc.	$-	$2,100

As at December 31, 2013, the amount owing by Birch First Global Investments, Inc. was $Nil (2012 - $2,100). This represented a payable for loans with the Company by an affiliate of the Company.

Note 5 – Stockholders’ Deficit

Authorized Shares

As of December 31, 2013 and December 31, 2012, the Company’s authorized shares consisted of the following:

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

(b)

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

(c)

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

Year ended December 31, 2013

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

Share Purchase Warrants

Year ended December 31, 2013

During the year ended December 31, 2013, the Company did not issue any share purchase warrants.

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

A summary of the common stock warrant activity for the year ended December 31, 2013 and for the year ended December 31, 2012 is as follows:

Balance at December 31, 2011	25,557,257	0.19

Granted June 20, 2012	6,244,702	0.50
Granted June 20,2012	12,434,410	0.50

Balance at December 31, 2012	44,236,369	$0.32

Canceled February 3, 2013	(24,000,000)	(0.18)

Balance at December 31, 2013	20,236,369	$0.50

The range of exercise prices and the weighted average remaining life of the warrants outstanding at December 31, 2013 were $0.50 and 3.65 years, respectively.

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

Taxation in the income statement represents the provision for US profits tax for the period. US profits tax is calculated at 34% of the estimated assessable profit for the tax period. Prior to the acquisitions of MKT USA and Language Key Asia Ltd, the Company had minimal operations and generated no revenue. Consequently, the Company incurred net operating losses through December 31, 2012 and continued for 2013.

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

LKA’s subsidiary, The Language Key China Ltd., as an enterprise established in Shanghai, PRC, was entitled to a preferential enterprise tax rate of 18% prevailing in Pudong Economic Zone for all years before 2008, and the following preferential rates started on January 1, 2008:

Year	Tax Rate
2008	18%
2009	20%
2010	22%
2011	24%
2012	25%
2013 and thereafter	25%

The income tax expense in the  statements of operations consisted of:

	Year ended	Year ended
	December	December
	31, 2013	31, 2012
Hong Kong Enterprise Income Tax	$-	-

PRC Enterprise Income Tax	-	-

Income taxes, net	$-	-

A reconciliation between the income tax computed at the U.S. statutory rate and the Company's provision for income tax in Hong Kong is as follows:

	Year	Year
	Ended December 31	Ended December 31
	2013	2012

U.S Federal income tax statutory rate	34.0%	34.0%

U.S Federal income tax statutory rate	(34.0)%	(34.0)%

Hong Kong Statutory rate	0.0%	16.5%
Loss not subject to income tax	0.0%	(16.5)%

Effective tax rate	0.0%	0.0%

A reconciliation between the income tax computed at the U.S. statutory rate and the Company's provision for income tax in the PRC is as follows:

	Year ended December 31,2013	Year ended December 31,2012
U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	0.0%	(34.0)%
PRC preferential enterprise income tax rate	0.0%	25.0%
Tax holiday and relief granted to the Subsidiary	0.0%	(1.0)%
Loss not subject to income tax	0.0%	(24.0)%
Other	(34.0)%	0.0%
Effective tax rate	0.0%	0.0%

Significant components of the Company’s deferred income tax assets are as follows:

	December 31,
	2013	2012

Deferred tax assets	$1,861,088	$1,750,130
Valuation allowance	(1,861,008)	(1,750,130)

Net deferred tax assets	$-	$-

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

Note 10 – Subsequent Events

On March 18, 2014, Vukota Capital Management Inc. (“Lender”) executed a Forbearance Agreement (the “Forbearance”) with the Company, in which the Lender agreed to extend the Forbearance Period until June 30, 2014.

On October 31, 2013, the Company issued a promissory note for $88,750 regarding a trade payable to a creditor. The note matures on March 31, 2014, is unsecured and bears interest at 15% per annum. On April 10, 2014, the Company and the creditor executed a Forbearance Agreement to extend the maturity date until May 15, 2014.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Based on this assessment, management concluded that the Company did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on our evaluation and consideration of the material weaknesses identified below, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013, due to (i) insufficiently qualified accounting and other finance personal with an appropriate level of U.S. GAAP knowledge and experience, and (ii) lack of documented policies and procedures on monitoring of transactions to ensure that they are accurately recorded, timely analyzed and reconciled to supporting documentation. We currently do not have the funds and resources to remedy our control deficiencies.

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

EXECUTIVE OFFICERS AND DIRECTORS

Name of Executive Officer and Director	Age	Office
James D. Beatty [1]	69	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

1 Mr. Beatty was appointed as a Director of the Company on March 30, 2012.  Mr. Beatty was appointed as President and CEO of the Company on March 31, 2012.

Set forth below is a brief description of the background and business experience of our Directors and Officers for the past five years.

James D. Beatty – President, CEO, CFO, Treasurer and Director

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners for fiscal year 2013 were complied with.

Item 11. Executive Compensation.

The particulars of compensation paid to the following persons:

•

our principal executive officers;

•

each of our three most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2013; and

•

of the three additional individuals for whom disclosure would have been provided under serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended December 31, 2013 and 2012, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE

						Non-equity	Nonqualified
						Incentive	Deferred	All
Name				Stock	Option	Plan	Compensation	Other
and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($) (4)	($)	($)	($)	($)

Daniel A. Carr (1)	2012	-	-	-	-	-	-	-	-
Former President, Chief
Officer
and Chief Financial
Officer
James D. Beatty (2)	2013	-	-	7,500	-	-	-	-	-
President, Chief	2012	-	-	-	-	-	-	-	-
Officer
and Chief Financial
Officer

(1)

Daniel A. Carr was our president, chief executive officer, chief financial officer and a director since January 21, 2010 until his resignation in March 31, 2012.

(2)

James D. Beatty was appointed our president, chief executive officer, chief financial officer and a director on March 30, 2012. On March 15, 2013, the Company issued to Mr. Beatty a total of 150,000 shares of restricted common stock of the Company.

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

Outstanding Equity Awards at Fiscal Year-End

As at December 31, 2013, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to any of our executive officers.

Aggregated Options Exercised in the Year Ended December 31, 2013 and Year End Option Values

There were no stock options exercised during the year ended December 31, 2013.

Repricing of Options/SARS

We did not re-price any options previously granted during the year ended December 31, 2013.

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Employment Contracts

We presently do not have any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2013, there were 199,996,251 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Name and Address of Beneficial Owner	Number of Shares	Percentage of Class (2)
	Beneficially Owned (1)

Birch First	56,942,226 (4)	28.5%
205 Worth Avenue, Ste. 201
Palm Beach, Florida 33480 Access Alternative Group S.A.	28,898,170 (5)	14.5%
P.O. Box CB-13997 Nassau, The Bahamas Vantech Securities Ltd. P.O. Box CB-13997 Nassau, The Bahamas James D. Beatty 46 Tennington Park Avenue Toronto, ON M4N 2C6	550,000 (5) 150,000 (6)	* *
Directors, Officers and
Beneficial Owners as a group (3 persons)		43%

*less than 1%.

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

(2)

The percentage of class is based on 199,996,251, shares of common stock issued and outstanding as of April 15, 2014.

(3)

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

(4)

A total of 28,898,170 shares of common stock of the Company registered in the name of Access Alternative Group S.A., a Bahamas corporation controlled by Robert Montgomery, as its President, and a total of 550,000 shares registered in the name of Vantech Securities Ltd., a Bahamas corporation controlled by Pier S. Bjorklund, Robert Montgomery, as its President.

(5)

100,000 shares of restricted common stock of the Company are held by James D. Beatty, the President and CEO and a director of the Company, pursuant to the issuance on March 15, 2013.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Since commencement of our fiscal year ended December 31, 2013, several parties had a material interest, direct or indirect, in one or more transactions with us or in any presently proposed transaction(s) that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last two completed fiscal years:

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

As of December 31, the Company was indebted in the total amount of $29,598.71 to a related party, being non-interest bearing Company operating expenses paid directly by an affiliate of the Company.

Item 14. Principal Accountant Fees and Services.

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2013 and December 31, 2012 for professional services rendered by Anton & Chia LLP for the audit of our annual  financial statements, quarterly reviews of our interim  financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012
Audit Fees and Audit Related Fees	18,487	25,000
Tax Fees	-	-
All Other Fees	-	-
Total	18,487	25,000

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

Definitive Agreement by and among Mount Knowledge Holdings, Inc., Birch First Advisors, LLC and Mount Knowledge USA, Inc. dated December 31, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2011]

Share Purchase Agreement between Mount Knowledge Asia Ltd. and Sans Software Frontiere S.A. dated October 24, 201, for the sale of Language Key Asia Ltd. (“LKA”), and all of its related subsidiaries (“LK Entities”), except Language Key Training Ltd. (“LKTR”) [incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 10-K filed with the SEC on July 26, 2013]

Share Purchase Agreement between Mount Knowledge Asia Ltd. and Sans Software Frontiere S.A. dated February 6, 2012, for the sale of Language Key Training Ltd. [incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 10-K filed with the SEC on July 26, 2013]

Placement and M&A Agreement between Mount Knowledge Holdings, Inc. and Chardan Capital Markets dated May 21, 2012 [incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 10-K filed with the SEC on July 26, 2013]

Share Purchase Agreement between Mount Knowledge Holdings Inc. and Sans Software Frontiere S.A. dated December 28, 2012, for the sale of Mount Knowledge Asia Ltd. [incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 10-K filed with the SEC on July 26, 2013]

Share Purchase Agreement between Mount Knowledge Holdings Inc. and Sans Software Frontiere S.A. dated December 28, 2012, for the sale of Mount Knowledge USA Inc. [incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 10-K filed with the SEC on July 26, 2013]

Separation and Settlement Agreement between Mount Knowledge Holdings Inc. and Birch First Global Investments Inc. dated December 28, 2012 [incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 10-K filed with the SEC on July 26, 2013]

Mutual Indemnification and Release Agreement between Mount Knowledge Holdings Inc. and Mount Knowledge Asia Ltd and Dirk Haddow and Matthew John Bentley [incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 10-K filed with the SEC on July 26, 2013]

Stock Purchase Agreement between Mount Knowledge Holdings Inc. and George Kaufman [incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 10-K filed with the SEC on July 26, 2013]

Amendment No. 1 to the Separation and Settlement Agreement between Mount Knowledge Holdings Inc. and Birch First Global Investments Inc. dated September 30, 2013. [incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K/A filed with the SEC on December 31, 2013]

10.25	Forbearance Agreement between Mount Knowledge Holdings Inc. and Vukota Capital Management Inc. dated March 18, 2014.
10.26	Forbearance Agreement between Mount Knowledge Holdings Inc. and a creditor dated April 10, 2014.

14.1	Code of Ethics [incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-KSB filed with the SEC on February 13, 2008]
21.1	Subsidiaries
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 under Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

# In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

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

Date: April 15, 2014

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

Date: April 15, 2014