Form 10-K/A
period 2013-12-31
Mount Knowledge Holdings, Inc.
filed 2014-04-21
CIK 1397951

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K /A

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ]         No [ X ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 199,996,251 shares of common stock as of April 21, 2014.

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

Documents Incorporated by Reference: None.

Explanatory Note

This Amendment No. 1 (this "Amendment") to our Annual Report on Form 10-K for the period ended December 31, 2013, originally filed with the Securities and Exchange Commission on April 16, 2014 (the "Original Form 10-K"), is being filed to furnish Exhibit 101 to the Original Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the condensed consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

In addition, the Amendment is being filed to reflect a correction in the Company’s financial statements pertaining to (a) Retained Earnings in Stockholders’ Deficit on the Balance Sheet, (b) Weighted Average Number of Common Shares Outstanding – Basic Diluted on the Consolidated Statement of Operations, (c) Total Stockholders’ Deficit on the Statement of Stockholders’ Deficit, and (d) the working capital deficit and accumulated deficit on Note 2 – Going Concern, due to a filing error of the corrected document version.

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

	Year Ended December 31, 2013	Year Ended December 30, 2012	Increase/Decrease
Cash Flows from Operating Activities	$ (82,325)	$ (380,959)	(78.39)%
Cash Flows from Investing Activities	$ 2,100	$ (2,100)	(200.00)%
Cash Flows from Financing Activities	$ 80,000	$ 322,000	(75.16)%
Net change in cash	$ (225)	$ (63,221)	(99.64)%

Liquidity and Capital Resources

Working Capital

	December 31,	December 31,	Percentage
	2013	2012	Increase/Decrease
Current Assets	$ 8	$ 2,333	(99.66)%
Current Liabilities	$ 1,881,032	$ 3,370,377	(44.19)%
Working Capital Deficit	$ (1,881,024)	$ (3,368,044)	(44.15)%

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

/s/ Anton & Chia, LLP

Newport Beach, California

April 18, 2014

MOUNT KNOWLEDGE HOLDINGS, INC.

(A Development Stage Company)

 Financial Statements

December 31, 2013 and 2012

MOUNT KNOWLEDGE HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Stated in US dollars)

	December 31, 2013	December 31, 2012
Assets
Current Assets
Cash	$ 8	$ 233
Due from related party	-	2,100
Total Current Assets	8	2,333
Total Assets	$ 8	$ 2,333

Liabilities And Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$ 278,315	$ 226,309
Notes payable	678,750	550,000
Derivative liability	923,967	2,594,068
Total Current Liabilities	1,881,032	3,370,377
Total Liabilities	1,881,032	3,370,377

Stockholders' Deficit

Preferred stock, $0.0001 par value, 100,000,000 shares authorized, 50,000,000 shares, designated as Series A convertible preferred stock, $0.0001 par value, 33,155,046 and 16,097,296 issued and outstanding at December 31, 2013 and December 31, 2012	3,315	1,610
Common stock, $0.0001 par value, 200,000,000 shares authorized, 199,996,250 and 190,695,096 issued and outstanding at December 31, 2013 and December 31, 2012, respectively	20,000	19,070
Additional paid-in capital	6,479,051	5,845,951
Share subscriptions received	-	122,000
Accumulated other comprehensive loss	(20,788)	(20,788)
Deficit, pre-development stage	(11,735,422)	(11,735,422)
Retained earnings, development stage	3,372,820	2,399,535
Total Stockholders' Deficit	(1,881,024)	(3,368,044)
Total Liabilities And Stockholders' Deficit	$ 8	$ 2,333

The accompanying notes are an integral part of these financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS)
(Stated in US dollars)
	Year Ended December 31		For The Development Stage Period, From April 1, 2012 To December 31
	2013	2012	2013
Sales revenue	$ -	$ -	$ -
Cost of goods sold	-	-	-
Gross profit	-	-	-
Operating expenses
General and administrative expenses	588,103	231,385	689,981
Total operating expenses	588,103	231,385	689,981
Loss from operations	(588,103)	(231,385)	(689,981)
Interest expense	(108,715)	(89,440)	(178,110)
Change in fair value of derivative liability	1,670,103	2,852,455	3,487,332
Gain on debt extinguishment	-	12,633	12,633

Net Income from continuing operations	973,285	2,544,264	2,631,874

Discontinued operations
Income from discontinued operations	-	5,096	-
Gain on disposal of subsidiary	-	174,736	-

Net Income	973,285	2,724,096	2,631,874

Net loss attributable to non-controlling interest	-	(3,004)	-

Net Income Attributable to Common Shareholders	$ 973,285	$ 2,727,100	$ 2,631,874
Comprehensive Income

Net Income	973,285	2,724,096	2,631,874
Foreign currency translation adjustments	-	(2,167)	(2,167)
Comprehensive Income	973,285	2,721,929	2,629,707
Comprehensive loss attributable to non-controlling interest	-	(3,004)	-

Comprehensive Income Attributable To Common Shareholders	$ 621,299	$ 2,724,933	$ 2,629,707

Weighted Average Number of Common Shares Outstanding- Basic and Diluted	198,666,975	152,788,733
Net Loss from Discontinuing Operations Per Common Share - Basic and Diluted	0.00	0.00
Net Income Per Common Share - Basic and Diluted	0.02	0.02

The accompanying notes are an integral part of these consolidated financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.

(A Development Stage Company)

 STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Stock	Common Stock
	Shares	Par	Shares	Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Subscriptions Received	Deficit, prior to Development Stage	Retained Earnings, Development Stage	Non-Controlling Interest	Total Stockholders’ Deficit
Balances at December 31, 2010	8,888,888	$ 889	99,600,226	$ 9,960	$ 4,265,625	$ (4,647)	$ -	$ (4,399,972)	$ -	$ (193,806)	$ (321,951)

Stock issued for consulting fee	-	-	4,669,397	466	794,519	-	-	-	-	-	794,986

Stock-based compensation	-	-	480,000	48	95,952	-	-	-	-	-	96,000

Stock and warrants issued in exchange for shares of subsidiary	--	-	6,229,027	623	123,276	-	-	-	-	(310,765)	(186,866)

Make-whole preferred shares on convertibility	984,617	98	-	-	(98)	-	-	-	-	-	-

Stock issued by subsidiary:
- for cash	-	-	-	-	-	-	-	-	-	552,165	552,165
- for debt	-	-	-	-	-	-	-	-	-	1,014,354	1,014,354
- for services	-	-	-	-	-	-	-	-	-	76,771	76,771

Foreign currency translation adjustment	-	-	-	-	-	(13,974)	-	-	-	-	(13,974)

Net loss	-	-	-	-	-	-	-	(7,663,017)	-	(422,708)	(8,085,725)

Balances at December 31, 2011	9,873,505	987	110,978,650	11,097	5,279,274	(18,621)	-	(12,062,989)	-	716,011	(6,074,241)

Shares issued for stock exchange	-	-	74,716,446	7,472	1,860,440	-	-	-	-	(1,867,911)	-

Share exchange effect on non-controlling interest	-	-	-	-	(1,453,540)	-	-	-	-	1,552,734	(298,636)

Stock issued for cash	-	-	5,000,000	500	49,500	-	-	-	-	-	100,000

Share subscriptions received	-	-	-	-	-	-	122,000	-	-	-	122,000

Make-whole preferred shares on convertibility	6,223,791	623	-	-	(98)	-	-	-	-	-	-

Net loss	-	-	-	-	-	(2,167)	-	327,566	2,399,535	(3,004)	2,721,930

Balances at December 31, 2012	16,097,296	1,610	190,695,096	19,070	6,320,590	(20,788)	122,000	(11,735,422)	2,399,535	-	(3,368,047)

Shares issued for 2012 subscriptions	-	-	6,100,000	610	121,390	-	(122,000)	-	-	-	-

Shares issued for cash	-	-	1,000,000	100	19,900	-	-	-	-		20,000

Shares issued for services	-	-	1,962,500	196	353,054	-	-	-	-	-	353,250

Shares issued for debt	-	-	238,654	24	35,771	-	-	-	-	-	35,795

Preferred shares issued for services	8,469,149	847	-	-	83,844	-	-	-	-	-	84,691

Make-whole preferred shares on convertibility	8,488,601	849	-	-	(849)	-	-	-	-	-	-

Preferred shares issued for cash	100,000	10	-	-	19,990	-	-	-	-	-	20,000

Net loss	-	-	-	-	-	-	-	-	973,285	-	973,285

Balances at December 31, 2013	33,155,046	$ 3,315	199,996,250	$ 20,000	$ 6,479,051	$ (20,788)	$ -	$ (11,735,422)	$ 3,372,820	$ -	$ (1,881,024)

The accompanying notes are an integral part of these financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC. (A Development Stage Company)
Statements Of Cash Flows

	Year Ended December 31		For The Development Stage Period, From April 1, 2012 To December 31
	2013	2012	2013
Operating Activities:
Net income (loss) attributable to common shareholders	$ 973,285	$ 2,727,100	$ 3,372,820
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest in subsidiary	-	(3,004)	-
Shares issued for consulting service provided	437,941	-	437,941
Promissory note issued for services	88,750	-	-
(Gain) on debt extinguishment	-	(12,633)	(12,633)
Change in fair value of derivative liability	(1,670,101)	(2,852,455)	(4,228,276)
(Gain) Loss on disposal of subsidiary	-	(174,736)	-
Changes in operating assets and liabilities:
Changes in assets held for sale		46,294	-
Accounts payable and accrued liabilities	87,800	56,440	245,945
Other payable	-	(51,960)	-
Due to/from related party	-	(116,000)	(116,000)
Net cash used in operating activities	(82,325)	(380,959)	(300,203)

Investing Activities:
Advance/loans to related party	2,100	(2,100)	-
Net cash provided by (used in) investing activities	2,100	(2,100)	-

Financing Activities:
Proceeds from note payable	40,000	100,000	140,000
Proceeds from common share issuances	20,000	100,000	20,000
Proceeds from preferred share issuances	-	-	20,000
Share subscriptions received	20,000	122,000	122,000
Net cash provided by financing activities	80,000	322,000	302,000

Effect of exchange rate changes on cash	-	(2,167)	(2,167)

Net Decrease in Cash	(225)	(63,221)	(370)

Cash, at beginning of period	233	63,454	378

Cash, at end of period	$ 8	$ 233	$ 8

Supplemental Disclosure of Cash Flow Information:
Interest expense paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Non-Cash Investing and Financing Activities
Conversion of note payable to equity	$ 35,795	$ -	$ -
Common stock issued in exchange for shares of Mount Knowledge USA Inc.	$ -	$ (446,953)	$ (446,953)
Warrants issued in exchange for shares of Mount Knowledge USA Inc.	$ -	$ 446,953	$ 446,953

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

Note 2 - Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has had no revenues and had a working capital deficit of $ 1,881,024 and accumulated deficit of $ 8,362,602 as of December 31, 2013. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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
Former President, Chief
Officer
and Chief Financial
Officer
James D. Beatty (2)	2013	-	-	7,500	-	-	-	-	7,500
President, Chief	2012	-	-	-	-	-	-	-	-
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 15, 2014 , there were 199,996,251 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

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

Definitive Agreement by and among Mount Knowledge Holdings, Inc., Birch First Advisors, LLC and Mount Knowledge USA, Inc. dated December 31, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2011]

Share Purchase Agreement between Mount Knowledge Asia Ltd. and Sans Software Frontiere S.A. dated October 24, 201, for the sale of Language Key Asia Ltd. (“LKA”), and all of its related subsidiaries (“LK Entities”), except Language Key Training Ltd. (“LKTR”) [incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 10-K filed with the SEC on July 26, 2013]

Share Purchase Agreement between Mount Knowledge Asia Ltd. and Sans Software Frontiere S.A. dated February 6, 2012, for the sale of Language Key Training Ltd. [incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 10-K filed with the SEC on July 26, 2013]

Placement and M&A Agreement between Mount Knowledge Holdings, Inc. and Chardan Capital Markets dated May 21, 2012 [incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 10-K filed with the SEC on July 26, 2013]

Share Purchase Agreement between Mount Knowledge Holdings Inc. and Sans Software Frontiere S.A. dated December 28, 2012, for the sale of Mount Knowledge Asia Ltd. [incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 10-K filed with the SEC on July 26, 2013]

Share Purchase Agreement between Mount Knowledge Holdings Inc. and Sans Software Frontiere S.A. dated December 28, 2012, for the sale of Mount Knowledge USA Inc. [incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 10-K filed with the SEC on July 26, 2013]

Separation and Settlement Agreement between Mount Knowledge Holdings Inc. and Birch First Global Investments Inc. dated December 28, 2012 [incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 10-K filed with the SEC on July 26, 2013]

Mutual Indemnification and Release Agreement between Mount Knowledge Holdings Inc. and Mount Knowledge Asia Ltd and Dirk Haddow and Matthew John Bentley [incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 10-K filed with the SEC on July 26, 2013]

Stock Purchase Agreement between Mount Knowledge Holdings Inc. and George Kaufman [incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 10-K filed with the SEC on July 26, 2013]

Amendment No. 1 to the Separation and Settlement Agreement between Mount Knowledge Holdings Inc. and Birch First Global Investments Inc. dated September 30, 2013. [incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K/A filed with the SEC on December 31, 2013]

10.25

Forbearance Agreement between Mount Knowledge Holdings Inc. and Vukota Capital Management Inc. dated March 18, 2014. [incorporated by reference to Exhibit 10.25 of the Company’s Current Report on Form 10-K filed with the SEC on April 16, 2014]

10.26

Forbearance Agreement between Mount Knowledge Holdings Inc. and a creditor dated April 10, 2014. [incorporated by reference to Exhibit 10.26 of the Company’s Current Report on Form 10-K filed with the SEC on April 16, 2014]

14.1	Code of Ethics [incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-KSB filed with the SEC on February 13, 2008]
21.1	Subsidiaries
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 under Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

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

Date: April 21, 2014

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

Date: April 21, 2014