Form 10-Q
period 2014-03-31
Mount Knowledge Holdings, Inc.
filed 2014-05-20
CIK 1397951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes [   ]           No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of May 20, 2014, there were 199,996,251 shares, par value $.0001, of common stock.

MOUNT KNOWLEDGE HOLDINGS, INC.

FORM 10-Q

March 31, 2014

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	5
Item 2.	Management ’ s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

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

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

MOUNT KNOWLEDGE HOLDINGS, INC.

(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

(Stated in US dollars)

MOUNT KNOWLEDGE HOLDINGS, INC.
(A Development Stage Company)
Condensed Balance Sheets
(Stated in US dollars)
	March 31, 2014 (Unaudited)	December 31, 2013
Assets
Current Assets
Cash	$ 8	$ 8
Total Current Assets	8	8
Total Assets	8	8

Liabilities And Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$ 342,852	$ 278,315
Notes payable	682,453	678,750
Derivative liability	1,063,311	923,967
Total Current Liabilities	2,088,616	1,881,032
Total Liabilities	2,088,616	1,881,032

Stockholders' Deficit
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, 50,000,000 shares, designated as Series A convertible preferred stock, $0.0001 par value, 8,888,888 issued and outstanding at March 31, 2014 and December 31, 2013	3,315	3,315
Common stock, $0.0001 par value, 200,000,000 shares authorized, 199,996,250 and 190,695,096 issued and outstanding at March 31, 2014 and December 31, 2013	20,000	20,000
Additional paid-in capital	6,479,051	6,479,051
Accumulated other comprehensive loss	(20,788)	(20,788)
Deficit, prior to development stage	(11,735,424)	(11,735,422)
Retained earnings, development stage	3,165,237	3,372,820
Total Stockholders’ Deficit	(2,088,608)	(1,881,024)
Total Liabilities And Stockholders' Deficit	$ 8	$ 8

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.

(A Development Stage Company)

Condensed Statements of Operations And Other Comprehensive Loss

(Unaudited)

(Stated in US dollars)

	Three Months Ended March 31,
	2014	2013
Sales revenue	$ -	$ -
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses
General and administrative expenses	12,685	375,660
Total operating expenses	12,685	375,660

Loss from operations	(12,685)	(375,660)
Interest expense	(37,068)	(23,445)

Change in fair value of derivative liability	(139,344)	-
Gain on debt extinguishment	-	-

Net Loss	$ (189,097)	$ (399,105)

Comprehensive Loss

Net Loss	$ (189,097)	$ (399,105)

Foreign currency translation adjustments	-	-

Comprehensive Loss Attributable To Common Shareholders	$ (189,097)	$ (399,105)

Weighted Average Number of Common Shares Outstanding- Basic and Diluted	199,996,250	195,557,249

Net Loss from Continuing Operations Per Common Share - Basic and Diluted	$ (0.00)	$ (0.00)
Net Loss from Discontinuing Operations Per Common Share - Basic and Diluted	0.00	0.00
Net Loss Per Common Share - Basic and Diluted	(0.00)	(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.

(A Development Stage Company)

Condensed Consolidated Statements Of Cash Flows

(Unaudited)

(Stated in US dollars)

	Three Months Ended March 31,
	2014	2013
Operating Activities:
Net Income (loss)	$ (189,097)	(399,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Promissory note for services	3,703	-
Shares issued for consulting service provided	-	353,250
(Gain) on debt extinguishment	-	-
Change in fair value of derivative liability	139,344	-
Changes in operating assets and liabilities:	-	-
Accounts payable and accrued liabilities	46,050	23,445
Due to/from related party	-	-
Net cash provided by (used in) operating activities	-	(22,410)

Investing Activities:
Collection of advances/loans to related party	-	2,500
Net cash provided by investing activities	-	2,500

Financing Activities:
Proceeds from note payable	-	-
Proceeds from common share issuances	-	-
Proceeds from preferred share issuances	-	-
Share subscriptions received	-	20,000
Proceeds from share issuances to non-controlling interests	-	-
Net cash provided by financing activities	-	20,000

Effect of exchange rate changes on cash	-	-

Net Change in Cash	-	90

Cash, at beginning of period	8	233

Cash, at end of period	8	$ 323

Supplemental Disclosure of Cash Flow Information:
Interest expense paid	$ -	$ -
Income taxes paid	$ -	$ -
Non-Cash Investing and Financing Activities
Common stock issued in exchange for shares of Mount Knowledge USA Inc.	$ -	$ -
Warrants issued in exchange for shares of Mount Knowledge USA Inc.	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

March 31, 2014 and December 31, 2013

Note 1 - Business, Basis of Presentation and Significant Accounting Policies

Organization

Mount Knowledge Holdings, Inc. (“MKHD”, or the “Company”) was incorporated as Auror Capital Corp. under the laws of the State of Nevada on March 16, 2006. On January 25, 2010, the Company filed an amendment and restatement to the Articles of Incorporation of the Company with the State of Nevada, which were approved by the Board of Directors on October 20, 2009 by written consent in lieu of a special meeting in accordance with the Nevada corporation law, changing its name to Mount Knowledge Holdings, Inc. and increasing the number of authorized common and preferred shares.

At March 31, 2014 and December 31, 2013, the corporate structure of the Company consisted of only its own corporate accounts, with no ownership in any subsidiary companies.

Basis of Presentation

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of the financial results for the full year ending December 31, 2014. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

The accompanying interim condensed financial statements have been prepared in accordance with U.S, generally accepted accounting principles (“US GAAP”). In 2014 and 2013 the Company’s functional currency is the US dollar.

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

Basic and Diluted Loss per Share

In accordance with the Accounting Standards Codification (ASC) subtopic 260-10 (formerly SFAS No. 128 “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2014 and December 31, 2013, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

Derivative Liability

Pursuant to ASC 815, “Derivatives and Hedging”, on March 31, 2013 and at the end of subsequent quarterly periods, the Company recorded mark-to-market adjustments based on the fair value of the derivative liability on those dates, which resulted in a change of $149,362 for the first quarter ended March 31, 2014. The fair value of the derivative liability was determined using the Black Scholes option pricing model, using the following data and assumptions:

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014
Quoted market price	$0.16	$0.09	$0.04	$0.03	0.03
Conversion price	$0.50	$0.50	$0.50	$0.50	$0.50
Expected volatility	459%	358%	258%	358%	362%
Expected dividends	$nil	$nil	$nil	$nil	$nil
Expected term	1 year	1 year	1 year	1 year	1 year
Risk-free interest rate	0.13%	0.15%	0.10%	0.15%	0.15%

As of December 31, 2013, the number of common shares that could be potentially issued to settle the conversion of the preferred stock is 3,750 common shares.

The following table sets forth, by level, with the fair value hierarchy, the Company’s financial assets and liabilities, measured at fair value on March 31, 2014.

	Level 1	Level 2	Level 3	Total
Assets
None	$ -	$ -	$ -	$ -
Liabilities
Derivative Financial instruments – Convertible Preferred Stock	$ -	$ -	$ -	$ -
Derivative Financial instruments - Warrants	$ -	$ -	$ -	$ -

The following table summarizes the derivative liability included in the balance sheets to March 31, 2014:

Balance at December 31, 2012	$2,594,068
Change in derivative liability related to preferred stock conversion feature and 2011 warrants issued	(1,670,101)
Balance at December 31, 2013	923,967
Change in derivative liability related to preferred stock conversion feature and 2011 warrants issued	139,344
Balance at March 31, 2014	$1,063,311

Recently Issued Accounting Pronouncements

Since December 31 2013 recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 2 - Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has had no revenues and had a working capital deficit of $2,088,608 and accumulated deficit of $8,570,187 as of March 31, 2014. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

(b) On October 31, 2013, the Company issued a promissory note for $88,750 regarding a trade payable to a creditor. The principal amount increased by $3,703 during the quarter ended March 31, 2014. The note matures on March 31, 2014, is unsecured and bears interest at 15% per annum.

On April 10, 2014, the Company and the creditor executed a Forbearance Agreement to extend the maturity date until May 15, 2014.

Note 5 – Stockholders’ Deficit

Authorized Shares

As of March 31, 2014 and December 31, 2013, the Company’s authorized shares consisted of the following:

100,000,000 preferred shares with 50,000,000 designated as Series A convertible, par value $0.0001;

200,000,000 common shares, par value $0.0001.

Common Stock – Mount Knowledge Holdings Inc.

Three months ended March 31, 2014

There were no common stock transactions during the three months ended March 31, 2014.

Twelve months ended December 31, 2013

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

Share Purchase Warrants

Three months ended March 31, 2014

The Company did not issue any share purchase warrants.

Year ended December 31, 2013

The Company

A summary of the common stock warrant activity for the three months ended March 31, 2013 and for the year ended December 31, 2012 is as follows:

	Number Of Shares	Weighted Average Exercise Price
Balance at March 31, 2014 and December 31, 2013	44,236,369	$0.32

The range of exercise prices and the weighted average remaining life of the warrants outstanding at March 31, 2014 were $0.18 to $0.50 and 0.75 years, respectively.

Note 6 – Contingent Liabilities and Contractual Obligations

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

Note 7 – Subsequent Events

On May 8, 2014, the Company executed a Marketing Affiliate agreement (the "MA Agreement") with Birch First Global Investments Inc. ("Birch First Global") for the further development, marketing and sales of the ECO learning technology (the "Technology") owned by Birch First Global as a result of a prior settlement with the Company on or about December 28, 2012 (the "Settlement Date").

This MA Agreement was executed to set forth in a formal agreement the prior verbal understanding between the parties, which had been in place since the Settlement Date. The terms and conditions of the MA Agreement offers the Company the exclusive right to resell the Technology worldwide, subject to certain pricing and sales quotas, from the date of execution until December 31, 2014, with a renewal provision for one successive one year period thereafter, and other standard customary representations and warranties.

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

Today, we are a software development and sales company engaged in the business of acquiring innovative and selling unique technologies. We currently have no operating subsidiaries, however, we operate from 2 major cities in the US and Canada.

On May 8, 2014, the Company executed a Marketing Affiliate agreement (the "MA Agreement") with Birch First Global Investments Inc. ("Birch First Global") for the further development, marketing and sales of the ECO learning technology (the "Technology") owned by Birch First Global as a result of a prior settlement with the Company on or about December 28, 2012 (the "Settlement Date").

This MA Agreement was executed to set forth in a formal agreement the prior verbal understanding between the parties, which had been in place since the Settlement Date. The terms and conditions of the MA Agreement offers the Company the exclusive right to resell the Technology worldwide, subject to certain pricing and sales quotas, from the date of execution until December 31, 2014, with a renewal provision for one successive one year period thereafter, and other standard customary representations and warranties.

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

Corporate Structure

The Company is a platform company that was established for the purpose of acquiring and operating market-leading global technology development companies. As of March 31, 2014, the Company has no subsidiaries and operates its technology sale directly from the Company.

Plan of Operations

Over the 12-months of 2014, we must raise capital and complete certain milestones as described below.

Milestones

The Company anticipates identifying and completing one or more acquisitions and/or mergers over the next 6-12 months, beginning in the third quarter of 2014, for the purposes of obtaining operations and revenues.

Requirements and Utilization of Funds

To implement our plan of operations, including some or all of the above described milestones (objectives), we anticipate the need to continue to raise capital (“equity”) in an amount between $500K and $2.5 million in equity from restricted stock sales or other acceptable financing options over the remaining approximately 6 months of 2014 on terms and conditions to be determined. Management may elect to seek subsequent interim or “bridge” financing in the form of debt (corporate loans) as may be necessary.

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

Financial Condition, Liquidity and Capital Resources

As of March 31, 2014, we had $8 cash. We had limited operations and revenues during the three month period ended March 31, 2014. We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed marketing and sales operations.

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

Results of Operations

Basis of Presentation

For management discussion and analysis purposes, the operational data provided represents the financial results of the Company for the three months ended March 31, 2014 and 2013, respectively.

The following table represents sales of our products and services for the three months ended March 31, 2014 and 2013 and for the development stage period from April 1, 2012 to March 31, 2014:

	Three Months Ended		For The Development Stage Period, From April 1, 2012 To March 31
	2014	2013	2013
Sales revenue	$ -	$ -	$ -
Cost of goods sold	-	-	-
Gross profit	-	-	-

Revenues

Revenue for the three months ended March 31, 2014 was $0 compared to revenue for the three months ended March 31, 2013, due to lack of funding to support sales and marketing efforts..

Cost of goods sold was primarily composed of the costs of the Company’s trainers as well as materials and transportation expenses associated with delivering training courses. Cost of goods sold for the three months ended March 31, 2014 was $0, compared to cost of goods sold for the three months ended March 31, 2013 of $0.

Gross profit is calculated by deducting cost of goods sold from revenues and ranges from 0% to 100%, depending on the nature of the specific courses sold and the contract terms negotiated. Gross profit for the three months ended March 31, 2014 was 0% compared to gross profit for the three months ended on March 31, 2013 of 0%.

The following table represents operating costs and expenses for the three months ended March 31, 2014 and 2013 and for the development stage period from April 1, 2012 to March 31, 2014:

	Three Months Ended March 31, 2014		For The Development Stage Period, From April 1, 2012 To March 31, 2014
Operating expenses
General and administrative expenses	12,685	375,660	702,666
Total operating expenses	12,685	375,660	702,666
Loss from operations	(12,685)	(375,660)	(702,666)
Other income	-	-	-
Interest expense	(37,068)	(23,445)	(215,178)
Change in fair value of derivative liability	288,706	-	3,776,038
Gain on debt extinguishment	-	-	12,633
Net (Loss)	$238,953	$(399,105)	$3,788,671
Comprehensive (Loss)
Net (Loss)	$238,953	$(399,105)	$3,788,671
Foreign currency translation adjustments	-	-	(2,167)
Comprehensive (Loss) Attributable To Common Shareholders	$ $238,953	$(399,105)	$ $3,786,504

Operating costs and expenses

General and administrative expenses for the three months ended March 31, 2014 were $12,685, as compared to $375,660 for the three months ended March 31, 2013. This decrease was due to reduced operating costs. All of the general and administrative expenses for the three months ended March 31, 2014 were consulting fees to related parties.

Interest Expense

The Company incurred interest expense of $37,068 during the three months ended March 31, 2014 compared to $23,445 during the three months ended March 31, 2013.

Change in fair value of derivative liability

The Company incurred a loss from a change in fair value of derivative liability of $288,706 during the three months ended March 31, 2014.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources for fiscal 2014 will be cash on hand, internally generated cash flows from operations. As of March 31, 2014, we had cash on hand of $8.

Cash Flows

The following table summarizes the cash flows for the three month periods ended March 31, 2014 and 2013:

	THREE MONTHS ENDED MARCH 30,
	2014	2013
Net cash used in operating activities	$ -	$ (22,410)
Net cash (used in) investing activities	-	2,500
Net cash provided by financing activities	-	20,000
Effect of exchange rate changes on cash	-	-
Cash and Cash Equivalents, at end of period	$ 8	$ 323

We anticipate that we will incur a minimum of $50,000 for operating expenses in the next quarter. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $(0) during the three month period ended March 31, 2014 and $(22,410) during the three month period ended March 31, 2013. Cash used in operating activities was funded by cash from operating revenues and financing activities.

Cash From Investing Activities

We received cash in investment activities in the amount of $0 during the three month period ended March 31, 2014 and used $0 cash in investing activities during the three month period ended March 31, 2013.

Cash from Financing Activities

We generated $0 and $20,000 cash from financing activities during the three month period ended March 31, 2014 and March 31, 2013.

For the period from January 1, 2009 through March 31, 2014, the Company incurred net losses aggregating $11,735,422. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our future operating expenses and the capital expenses in the report on the financial statements for the year period ended December 31, 2013, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Amendment No.2 to the LK Definitive Agreement by and among Mount Knowledge Holdings, Inc., The Language Key Training Ltd., Dirk Haddow, Mark Wood, Chris Durcan and Jeff Tennenbaum dated December 31, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2011]

10.6

Subscription Agreement by and among Mount Knowledge Holdings, Inc., Mount Knowledge Asia, Ltd., and Language Key Asia, Ltd. dated December 31, 2010 [incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2011]

10.7

Share Exchange Agreement by and among Mount Knowledge Holdings, Inc., Mount Knowledge Asia, Ltd.,, Language Key Asia, Ltd., Dirk Haddow, Mark Wood, Chris Durcan and Jeff Tennenbaum dated December 31, 2010 [incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2011]

10.8

Promissory Note by Language Key Training Ltd, in favor of Foxglove International Enterprises Ltd. dated December 31, 2010 [incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2011]

10.9

Use of Existing Training Content Agreement by and between Language Key Asia Ltd., a Hong Kong company, and The Language Key Ltd., a British Virgin Islands company, dated December 31, 2010 [incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2011]

10.10

Master Software License by and between Mount Knowledge Holdings, Inc. and Mount Knowledge, Inc. dated January 21, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 26, 2010]

10.11

Master License Cancellation Agreement by and between Mount Knowledge Holdings, Inc. and Mount Knowledge, Inc. dated December 27, 2010 [incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2011]

10.12

Intellectual Property Purchase Agreement by and among Mount Knowledge Holdings, Inc., Erwin Sneidzins and Ucandu Learning Centres Inc. dated December 28, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2011]

10.13

Independent Contractor Agreement by and between Mount Knowledge Holdings, Inc. and Ucandu Learning Centres Inc. dated December 28, 2010 [incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2011]

10.14

Option Agreement between Mount Knowledge Holdings, Inc. and Mount Knowledge Technologies, Inc. dated December 28, 2010 [incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2011]

10.15

Definitive Agreement by and among Mount Knowledge Holdings, Inc., Birch First Advisors, LLC and Mount Knowledge USA, Inc. dated December 31, 2010 [incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2011]

10.16

Share Purchase Agreement between Mount Knowledge Asia Ltd. and Sans Software Frontiere S.A. dated October 24, 2012, for the sale of Language Key Asia Ltd. (“LKA”), and all of its related subsidiaries (“LK Entities”), except Language Key Training Ltd. (“LKTR”) [incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 10-K filed with the SEC on July 31, 2013]

10.17

Share Purchase Agreement between Mount Knowledge Asia Ltd. and Sans Software Frontiere S.A. dated February 6, 2012, for the sale of Language Key Training Ltd. [incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 10-K filed with the SEC on July 31, 2013]

10.18

Placement and M&A Agreement between Mount Knowledge Holdings, Inc. and Chardan Capital Markets dated May 21, 2012 [incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 10-K filed with the SEC on July 31, 2013]

10.19

Share Purchase Agreement between Mount Knowledge Holdings Inc. and Sans Software Frontiere S.A. dated December 28, 2012, for the sale of Mount Knowledge Asia Ltd. [incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 10-K filed with the SEC on July 31, 2013]

10.20

Share Purchase Agreement between Mount Knowledge Holdings Inc. and Sans Software Frontiere S.A. dated December 28, 2012, for the sale of Mount Knowledge USA Inc. [incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 10-K filed with the SEC on July 31, 2013]

10.21

Separation and Settlement Agreement between Mount Knowledge Holdings Inc. and Birch First Global Investments Inc. [incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 10-K filed with the SEC on July 31, 2013]

10.22

Mutual Indemnification and Release Agreement between Mount Knowledge Holdings Inc. and Mount Knowledge Asia Ltd and Dirk Haddow and Matthew John Bentley [incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 10-K filed with the SEC on July 31, 2013]

10.23

Stock Purchase Agreement between Mount Knowledge Holdings Inc. and George Kaufman [incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 10-K filed with the SEC on July 31, 2013]

10.24

Amendment No. 1 to the Separation and Settlement Agreement between Mount Knowledge Holdings Inc. and Birch First Global Investments Inc. dated September 30, 2013. [incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K/A filed with the SEC on December 31, 2013]

10.25

Forbearance Agreement between Mount Knowledge Holdings Inc. and Vukota Capital Management Inc. dated March 18, 2014. [incorporated by reference to Exhibit 10.25 of the Company’s Current Report on Form 10-K filed with the SEC on April 16, 2014].

10.26

Forbearance Agreement between Mount Knowledge Holdings Inc. and a creditor dated April 10, 2014. [incorporated by reference to Exhibit 10.26 of the Company’s Current Report on Form 10-K filed with the SEC on April 16, 2014].

10.27	Marketing Affiliate Agreement between Mount Knowledge Holdings Inc. and Birch First Global Investments Inc., dated May 8, 2014*
14.1	Code of Ethics [incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-KSB filed with the SEC on February 13, 2008]
21.1	Subsidiaries
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

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

Date: May 20, 2014

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

Date: May 20, 2014