Form 10-Q/A
period 2014-03-31
Mount Knowledge Holdings, Inc.
filed 2014-05-23
CIK 1397951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

(Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

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

EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment") to our Quarterly Report on Form 10-Q for the period ended March 31, 2014, originally filed with the Securities and Exchange Commission on May 20, 2014 (the "Original Form 10-Q"), is being filed to furnish Exhibit 101 to the Original Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

In addition, the Amendment is being filed to reflect a correction in the Company’s financial statements and replacement of: (a) the Condensed Balance Sheets, (b) the Condensed Statements of Operations and Other Comprehensive Loss, and  (c) the Condensed Consolidated Statements Of Cash Flows ,  due to a filing error of the correct document version.

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

MOUNT KNOWLEDGE HOLDINGS, INC.

FORM 10-Q

March 31, 2014

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	6
Item 2.	Management ’ s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

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

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

MOUNT KNOWLEDGE HOLDINGS, INC.

(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

(Stated in US dollars)

MOUNT KNOWLEDGE HOLDINGS, INC.
(A Development Stage Company)
Condensed Balance Sheets
(Stated in US dollars)
	March 31, 2014 (Unaudited)	December 31, 2013
Assets
Current Assets
Cash	$ 8	$ 8
Total Current Assets	8	8
Total Assets	8	8

Liabilities And Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$ 342,852	$ 278,315
Notes payable	682,453	678,750
Derivative liability	1,063,311	923,967
Total Current Liabilities	2,088,616	1,881,032
Total Liabilities	2,088,616	1,881,032

Stockholders' Deficit
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, 50,000,000 shares, designated as Series A convertible preferred stock, $0.0001 par value, 8,888,888 issued and outstanding at March 31, 2014 and December 31, 2013	3,315	3,315
Common stock, $0.0001 par value, 200,000,000 shares authorized, 199,996,250 and 190,695,096 issued and outstanding at March 31, 2014 and December 31, 2013	20,000	20,000
Additional paid-in capital	6,479,051	6,479,051
Accumulated other comprehensive loss	(20,788)	(20,788)
Deficit, prior to development stage	(11,735,422)	(11,735,422)
Retained earnings, development stage	3,165,236	3,372,820
Total Stockholders’ Deficit	(2,088,608)	(1,881,024)
Total Liabilities And Stockholders' Deficit	$ 8	$ 8

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.
(A Development Stage Company)
Condensed Statements Of Operations And Other Comprehensive Loss (Unaudited)
(Stated in US dollars)
	Three Months Ended March 31		For The Development Stage Period, From April 1, 2012 To March 31
	2014	2013	2014
Sales revenue	$ -	$ -	$ -
Cost of goods sold	-	-	-
Gross profit	-	-	-

Operating expenses
General and administrative expenses	31,172	375,660	721,153
Total operating expenses	31,172	375,660	721,153

Loss from operations	(31,172)	(375,660)	(721,153)
Interest expense	(37,068)	(23,445)	(215,178)
Change in fair value of derivative liability	(139,344)	-	4,088,934
Gain on debt extinguishment	-	-	12,633

Net Income (Loss)	$ (207,584)	$ (399,105)	$ 3,165,236

Comprehensive Income (Loss)	-	-	-

Net Income (Loss)	$ (207,584)	$ (399,105)	$ 3,165,236

Foreign currency translation adjustments	-	-	(2,167)

Comprehensive Income (Loss) Attributable To Common Shareholders	$ (207,584)	$ (399,105)	$ 3,163,069

Weighted Average Number of Common Shares Outstanding- Basic and Diluted	199,996,250	195,557,249
Net Loss from Continuing Operations Per Common Share Basic and Diluted	$ (0.00)	$ (0.00)
Net Loss from Discontinuing Operations Per Common Share - Basic and Diluted	0.00	0.00
Net Loss Per Common Share - Basic and Diluted	(0.00)	(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC. (A Development Stage Company)
Condensed Consolidated Statements Of Cash Flows (Unaudited)
(Stated in US dollars)
	Three Months Ended March 31		For The Development Stage Period, From April 1, 2012 To March 31
	2014	2013	2014
Operating Activities:
Net Income (loss)	$ (207,584)	$ (399,105)	$ 3,165,236
Adjustments to reconcile net loss to net cash used in operating activities:
Promissory note for services	3,703	-	39,497
Shares issued for consulting service provided	-	353,250	437,941
(Gain) on debt extinguishment	-	-	-
Change in fair value of derivative liability	139,344	-	(4,097,732)
Changes in operating assets and liabilities:	-	-
Accounts payable and accrued liabilities	64,537	23,445	185,937
Due to/from related party	-	-	-
Net cash provided by (used in) operating activities	-	(22,410)	(269,121)

Investing Activities:
Collection of advances/loans to related party	-	2,500	-
Net cash provided by investing activities	-	2,500	-

Financing Activities:
Proceeds from note payable	-	-	228,750
Proceeds from common share issuances	-	-	20,000
Proceeds from preferred share issuances	-	-	20,000
Share subscriptions received	-	20,000	-
Proceeds from share issuances to non-controlling interests	-	-	-
Net cash provided by financing activities	-	20,000	268,750

Effect of exchange rate changes on cash	-	-	-

Net Change in Cash	-	90	(370)

Cash, at beginning of period	8	233	378

Cash, at end of period	$ 8	323	8

Supplemental Disclosure of Cash Flow Information:
Interest expense paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Non-Cash Investing and Financing Activities
Common stock issued in exchange for shares of Mount Knowledge USA Inc.	$ -	$ -	$ -
Warrants issued in exchange for shares of Mount Knowledge USA Inc.	$ -	$ -		-

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

Note 4 – Stockholders’ Deficit

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

Note 5 – Contingent Liabilities and Contractual Obligations

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

Note 6 – Subsequent Events

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

Today, we are a software development and sales company engaged in the business of acquiring innovative and selling unique technologies. We currently operate from 2 major cities in the US and Canada.

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

In addition, the Company is committed to purchase a minimum of 100 units of Technology within the first six months of the MA Agreement. The Company also agreed to pay Birch First Global a quarterly service fee in the amount equal to $15,000.

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

Corporate Structure

The Company is a platform company that was established for the purpose of selling licensed technology and acquiring and operating market-leading global technology development companies. As of March 31, 2014, the Company has no subsidiaries and operates its technology sales directly from the Company.

Plan of Operations

Over the 12-months of 2014, we must raise capital and complete certain milestones as described below.

Milestones

The Company anticipates the need to further develop the Technology licensed from Birch First Global during the second and third quarters of 2014, with sales beginning in the forth quarter of 2014. In addition, the Company plans to identify and complete one or more acquisitions by the year ending 2014 to further expand its operations and revenue potential.

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

Proceed

We foresee the proceeds from capital raised to be allocated as follows: (a) legal, audit, SEC filings and compliance fees; (b) working capital (general and administrative); (c) financing costs; (d) research and due diligence; (e) technology development; (f) new business development and marketing; and (g) reserve capital for costs of acquisition and market expansion.

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

The following table represents operating costs and expenses for the three months ended March 31, 2014 and 2013 and for the development stage period from April 1, 2012 to March 31, 2014:

	Three Months Ended March 31, 2014 2013		For The Development Stage Period, From April 1, 2012 To March 31, 2014
Operating expenses
General and administrative expenses	31,172	375,660	721,153
Total operating expenses	31,172	375,660	721,153
Loss from operations	(31,172)	(375,660)	(721,153)
Other income	-	-	-
Interest expense	(37,068)	(23,445)	(215,178)
Change in fair value of derivative liability	(139,344)	-	4,088,934
Gain on debt extinguishment	-	-	12,633
Net (Loss)	$ (207,584)	$(399,105)	$ 3,165,236
Comprehensive (Loss)
Net (Loss)	$ (207,584)	$(399,105)	$ 3,165,236
Foreign currency translation adjustments	-	-	(2,167)
Comprehensive (Loss) Attributable To Common Shareholders	$ (207,584)	$(399,105)	$ $ 3,163,069

Operating costs and expenses

General and administrative expenses for the three months ended March 31, 2014 were $31,172 , as compared to $375,660 for the three months ended March 31, 2013. This decrease was due to reduced operating costs. All of the general and administrative expenses for the three months ended March 31, 2014 were consulting fees to related parties.

Interest Expense

The Company incurred interest expense of $37,068 during the three months ended March 31, 2014 compared to $23,445 during the three months ended March 31, 2013.

Change in fair value of derivative liability

The Company incurred a loss from a change in fair value of derivative liability of $139,344 during the three months ended March 31, 2014.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources for fiscal 2014 will be cash on hand, internally generated cash flows from operations. As of March 31, 2014, we had cash on hand of $8.

Cash Flows

The following table summarizes the cash flows for the three month periods ended March 31, 2014 and 2013:

	THREE MONTHS ENDED MARCH 31 ,
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

ITEM 4. Mine Safety Disclosure

Not Applicable

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

10.27

Marketing Affiliate Agreement between Mount Knowledge Holdings Inc. and Birch First Global Investments Inc., dated May 8, 2014 [Incorporated by reference to Exhibit 10.27 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 20, 2014].

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

Date: May 23, 2014

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

Date: May 23, 2014