Form 10-Q
period 2014-06-30
Mount Knowledge Holdings, Inc.
filed 2014-08-19
CIK 1397951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of August 19, 2014, there were 199,996,251 shares, par value $.0001, of common stock.

MOUNT KNOWLEDGE HOLDINGS, INC.

FORM 10-Q

June 30, 2014

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

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

MOUNT KNOWLEDGE HOLDINGS, INC.

CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

(Stated in US dollars)

Mount Knowledge Holdings, Inc.
Condensed Balance Sheets
	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$ 8	$ 8
Total current assets	8	8
Total assets	$ 8	$ 8

Total liabilities and stockholders' deficit
Current liabilities
Accounts payable and accrued liabilities	$ 442,504	$ 278,315
Notes payable	682,453	678,750
Derivative liability	979,229	923,967
Total current liabilities	2,104,186	1,881,032
Total liabilities	2,104,186	1,881,032

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 100,000,000 shares authorized; 50,000,000 shares designated as Series A convertible preferred stock, $0.0001 par value, 8,888,888 and 8,888,888 issued and outstanding at June 30, 2014 and December 31, 2013.	3,315	3,315
Common Stock, $0.0001 par value; 200,000,000 shares authorized; 199,996,250 and 190,695,096 shares issued and outstanding at June 30, 2014 and December 31, 2013.	20,000	20,000
Additional paid-in capital	6,479,051	6,479,051
Accumulated other comprehensive loss	(20,788)	(20,788)
Deficit, pre-development stage	(11,735,424)	(11,735,424)
Retained earnings, development stage	3,149,667	3,372,821
Total Stockholders' Deficit	(2,104,178)	(1,881,024)
Total Liabilities and Stockholders' Deficit	$ 8	$ 8

The accompanying notes are an integral part of these condensed financial statements.

Mount Knowledge Holdings, Inc.
Condensed Statement of Operations
(Unaudited)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenue	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-
Gross Profit	-	-	-	-

Operating expenses
General and administrative expenses	65,180	39,915	96,352	500,266
Total operating (income) expenses	65,180	39,915	96,352	500,266

Loss from operations	(65,180)	(39,915)	(96,352)	(500,266)
Interest expense	(34,473)	(25,735)	(71,541)	(50,055)
Change in FV of derivative liability	84,082	3,403,417	(55,262)	(1,155,029)
Net Income (Loss) from continuing operations	(15,571)	3,337,767	(223,155)	(1,705,350)

Net Income (Loss)	$ (15,571)	$ 3,337,767	$ (223,155)	$ (1,705,350)

Net loss per share - basic and diluted	$ (0.00)	$ 0.01	$ (0.00)	$ (0.01)

Weighted average number of common shares
outstanding - basic and diluted	199,996,250	328,851,197	199,996,250	328,851,197

The accompanying notes are an integral part of these unaudited condensed financial statements.

Mount Knowledge Holdings, Inc.
Condensed Statements of Cash Flows
(Unaudited)
	Six Months Ended	Six Months Ended
	June 30	June 30
	2014	2013
Operating activities:

Net Loss	$ (223,155)	$ (1,705,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Promissory note for services	3,703	-
Shares issued for consulting service provided	-	437,941
Change in FV of derivative liability	55,262	1,155,029

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	164,190	50,055
Net cash used in operating activities	-	(62,325)

Investing activities:

Collection of advances/loans to related party	-	2,500
Net cash used in investing activities	-	2,500

Financing activities:

Proceeds from note payable	-	40,000
Proceeds from common share issuances	-	20,000
Proceeds from prefered share issuances	-	20,000
Net cash provided by financing activities	-	80,000

Effect of exchange rate changes on cash	-	-

Net change in cash	-	20,175

Cash, at beginning of period	$ 8	$ 233

Cash, at end of period	$ 8	$ 20,408

Supplemental disclosure of cash flow information
Interest expense paid	$ -	$ -
Income taxes paid	$ -	$ -
Non-cash investing and financing activities
Conversion of note payable to equity	$ -	$ -
Shares issued for stock exchange	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.

Notes to Unaudited Condensed Financial Statements

June 30, 2014

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

At June 30, 2014 and December 31, 2013, the corporate structure of the Company consisted of only its own corporate accounts, with no ownership in any subsidiary companies.

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

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S, generally accepted accounting principles (“US GAAP”). In 2014 and 2013 the Company’s functional currency is the US dollar.

Use of Estimates

In preparing these unaudited condensed financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Basic and Diluted Loss per Share

In accordance with the Accounting Standards Codification (ASC) subtopic 260-10 (formerly SFAS No. 128 “Earnings Per Share”), the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2014 and December 31, 2013, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

Derivative Liability

Pursuant to ASC 815, “Derivatives and Hedging”, on June 30 2014 and at the end of subsequent quarterly periods, the Company recorded mark-to-market adjustments based on the fair value of the derivative liability on those dates, which resulted in a change of $55,262 for the six months ended June 30, 2014. The fair value of the derivative liability was determined using the Black Scholes option pricing model, using the following data and assumptions:

	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
Quoted market price	$0.09	$0.04	$0.03	0.03	0.022
Conversion price	$0.50	$0.50	$0.50	$0.50	$0.50
Expected volatility	358%	258%	254%	308%	309%
Expected dividends	$nil	$nil	$nil	$nil	$nil
Expected term	1 year	1 year	1 year	1 year	1 year
Risk-free interest rate	0.15%	0.10%	0.12%	0.12%	0.11%

As of June 30, 2014, the number of common shares that could be potentially issued to settle the conversion of the preferred stock is 17,458,067 common shares.

The following table sets forth, by level, with the fair value hierarchy, the Company’s financial assets and liabilities, measured at fair value on June 30, 2014.

	Level 1	Level 2	Level 3	Total
Assets
None	$ -	$ -	$ -	$ -
Liabilities
Derivative Financial instruments Convertible Preferred Stock	$ -	$ -	$ -	$ -
Derivative Financial instruments - Warrants	$ -	$ -	$ -	$ -

The following table summarizes the derivative liability included in the balance sheets to June 30, 2014:

Balance at December 31, 2012	$ 2,594,068
Change in derivative liability related to preferred stock conversion feature and 2011 warrants issued	(1,670,101)
Balance at December 31, 2013	923,967
Change in derivative liability related to preferred stock conversion feature and 2011 warrants issued	55,262
Balance at June 30, 2014	$ 979,229

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

Note 2 - Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has had no revenues and had a working capital deficit of $2,104,178 and accumulated deficit of $8,585,758 as of June 30, 2014. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

On April 10, 2014, the Company and the creditor executed a Forbearance Agreement to extend the maturity date until May 15, 2014. The Note is current past due and in default.

Note 4 – Stockholders’ Deficit

Authorized Shares

As of June 30, 2014 and December 31, 2013, the Company’s authorized shares consisted of the following:

100,000,000 preferred shares with 50,000,000 designated as Series A convertible, par value $0.0001;

200,000,000 common shares, par value $0.0001.

Common Stock – Mount Knowledge Holdings Inc.

Six months ended June 30, 2014

There were no common stock transactions during the six months ended June 30, 2014.

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

(e) 2013 Sales of Unregistered Securities – Preferred Stock

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

Share Purchase Warrants

Six months ended June 30, 2014

The Company did not issue any share purchase warrants for the six months ended June 30, 2014.

Year ended December 31, 2013

The Company did not issue any share purchase warrants for the year ended December 31, 2013.

A summary of the common stock warrant activity for the six months ended June 30, 2013 and for the year ended December 31, 2013 is as follows:

	Number Of Shares	Weighted Average Exercise Price
Balance at June 30, 2014 and December 31, 2013	44,236,369	0.50

The range of exercise prices and the weighted average remaining life of the warrants outstanding at June 30, 2014 were $0.50 and from 2 to 2.97 years, respectively.

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

Due to unforeseen corporate changes with FM and its operations, the Company has decided to pursue other acquisition opportunities, and intends to formally withdraw from the contemplated transaction.

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

Due to unforeseen corporate changes with FRMB and its operations, the Company has decided to pursue other acquisition opportunities, and intends to formally withdraw from the contemplated transaction.

Corporate Structure

The Company is a platform company that was established for the purpose of acquiring and operating market-leading global technology development companies. As of June 30, 2014, the Company has no subsidiaries and operates its technology sale directly from the Company.

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

Results of Operations

Basis of Presentation

For management discussion and analysis purposes, the operational data provided represents the financial results of the Company for the three months ended June 30, 2014 and 2013, respectively.

The following table represents sales of our products and services for the three months ended June 30, 2014 and 2013 and for the development stage period from April 1, 2012 to June 30, 2014:

	Three Months Ended		For The Development Stage Period, From April 1, 2012 To June 30
	2014	2013	2013
Sales revenue	$ -	$ -	$ -
Cost of goods sold	-	-	-
Gross profit	-	-	-

Revenues

Revenue for the three months ended June 30, 2014 was $0 compared to revenue for the three months ended June 30, 2013, due to lack of funding to support sales and marketing efforts.

Cost of goods sold was primarily composed of the costs of the Company’s trainers as well as materials and transportation expenses associated with delivering training courses. Cost of goods sold for the three months ended June 30, 2014 was $0, compared to cost of goods sold for the three months ended June 30, 2013 of $0.

Gross profit is calculated by deducting cost of goods sold from revenues and ranges from 0% to 100%, depending on the nature of the specific courses sold and the contract terms negotiated. Gross profit for the three months ended June 30, 2014 was 0% compared to gross profit for the three months ended on June 30, 2013 of 0%.

The following table represents operating costs and expenses for the three months ended June 30, 2014 and 2013 and for the development stage period from April 1, 2012 to June 30, 2014:

	Three Months Ended June 30, 2014 and June 30, 2013
Operating expenses
General and administrative expenses	65,180	39,915
Total operating expenses	65,180	39,915
Loss from operations	(65,180)	(39,915)
Other income	-	-
Interest expense	(34,473)	(25,735)
Change in fair value of derivative liability	84,082	3,403,417
Gain on debt extinguishment	-	-
Net (Loss)	$ (15,571)	$ 3,337,767
Comprehensive (Loss)
Net (Loss)	$ (15,571)	$ 3,337,767
Foreign currency translation adjustments	-	-
Comprehensive (Loss) Attributable To Common Shareholders	$ (15,571)	$ 3,337,767

Operating costs and expenses

General and administrative expenses for the three months ended June 30, 2014 were $65,180, as compared to $39,915 for the three months ended June 30, 2013. This decrease was due to reduced operating costs. All of the general and administrative expenses for the three months ended June 30, 2014 were consulting fees to related parties.

Interest Expense

The Company incurred interest expense of $34,473 during the three months ended June 30, 2014 compared to $25,735 during the three months ended June 30, 2013.

Change in fair value of derivative liability

The Company incurred a loss from a change in fair value of derivative liability of $84,082 during the three months ended June 30, 2014.

Results of Operations

Basis of Presentation

For management discussion and analysis purposes, the operational data provided represents the financial results of the Company for the six months ended June 30, 2014 and 2013, respectively.

The following table represents sales of our products and services for the six months ended June 30, 2014 and 2013 and for the development stage period from April 1, 2012 to June 30, 2014:

	Six Months Ended		For The Development Stage Period, From April 1, 2012 To June 30
	2014	2013	2013
Sales revenue	$ -	$ -	$ -
Cost of goods sold	-	-	-
Gross profit	-	-	-

Revenues

Revenue for the six months ended June 30, 2014 was $0 compared to revenue for the six months ended June 30, 2013, due to lack of funding to support sales and marketing efforts.

Cost of goods sold was primarily composed of the costs of the Company’s trainers as well as materials and transportation expenses associated with delivering training courses. Cost of goods sold for the six months ended June 30, 2014 was $0, compared to cost of goods sold for the six months ended June 30, 2013 of $0.

Gross profit is calculated by deducting cost of goods sold from revenues and ranges from 0% to 100%, depending on the nature of the specific courses sold and the contract terms negotiated. Gross profit for the six months ended June 30, 2014 was 0% compared to gross profit for the six months ended on June 30, 2013 of 0%.

The following table represents operating costs and expenses for the six months ended June 30, 2014 and 2013 and for the development stage period from April 1, 2012 to June 30, 2014:

	Six Months Ended June 30, 2014 and June 30, 2013
Operating expenses
General and administrative expenses	96,352	500,266
Total operating expenses	96,352	500,266
Loss from operations	(96,352)	(500,266)
Other income	-	-
Interest expense	(71,541)	(50,055)
Change in fair value of derivative liability	(55,262)	(1,155,029)
Gain on debt extinguishment	-	-
Net (Loss)	$ (223,155)	$ (1,705,350)
Comprehensive (Loss)
Net (Loss)	$ (223,155)	$ (1,705,350)
Foreign currency translation adjustments	-	-
Comprehensive (Loss) Attributable To Common Shareholders	$ (223,155)	$ (1,705,350)

Operating costs and expenses

General and administrative expenses for the six months ended June 30, 2014 were $96,352, as compared to $500,266 for the six months ended June 30, 2013. This decrease was due to reduced operating costs. All of the general and administrative expenses for the six months ended June 30, 2014 were consulting fees to related parties.

Interest Expense

The Company incurred interest expense of $71,541 during the six months ended June 30, 2014 compared to $50,055 during the six months ended June 30, 2013.

Change in fair value of derivative liability

The Company incurred a loss from a change in fair value of derivative liability of $55,262 during the six months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2014, we had $8 cash. We had limited operations and revenues during the six month period ended June 30, 2014. We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed marketing and sales operations.

Management believes this amount will not satisfy our cash requirements for the next 6 months and as such we will need to either raise additional proceeds and/or our officers and/or directors will need to make additional financial commitments to our company, neither of which is guaranteed. We plan to satisfy our future cash requirements, primarily the working capital required to execute on our objectives, including marketing and sales of our product, and to offset legal and accounting fees, through financial commitments from future debt/equity financings, if and when possible.

Management believes that we may generate some revenues within the next six (6) months, from acquisitions, but that these sales revenues may not satisfy our cash requirements during that period. We have no committed source for funds as of this date. No representation is made that any funds will be available when needed. In the event that funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales, and could fail to satisfy our future cash requirements as a result of these uncertainties.

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

The staged development of our business will continue over the next six months. Other than engaging and/or retaining independent consultants to assist the Company in various administrative and marketing related needs, we do not anticipate a significant change in the number of our employees, if any, unless we are able to obtain adequate financing.

Our auditors have issued a “going concern” opinion. This means that there is substantial doubt that we can continue as an on-going business for the next 6 months unless we obtain additional capital to pay our expenses. This is because we have not generated any revenues and no substantial revenues are anticipated in the near-term. Accordingly, we must raise cash from sources other than from the sale of our products.

Cash Flows

The following table summarizes the cash flows for the six month periods ended June 30, 2014 and 2013:

	SIX MONTHS ENDED JUNE 30 ,
	2014	2013
Net cash used in operating activities	$ -	$ (62,325)
Net cash (used in) investing activities	-	2,500
Net cash provided by financing activities	-	80,000
Effect of exchange rate changes on cash	-	-
Cash and Cash Equivalents, at end of period	$ 8	$ 20,408

We anticipate that we will incur a minimum of $50,000 for operating expenses in the next quarter. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $(0) during the six month period ended June 30, 2014 and $(62,325) during the six month period ended June 30, 2013. Cash used in operating activities was funded by cash from operating revenues and financing activities.

Cash from Investing Activities

We received cash in investment activities in the amount of $0 during the six month period ended June 30, 2014 and used $2,500 cash in investing activities during the six month period ended June 30, 2013.

Cash from Financing Activities

We generated $0 and $80,000 cash from financing activities during the six month period ended June 30, 2014 and June 30, 2013.

For the period from January 1, 2009 through June 30, 2014, the Company incurred net losses aggregating $11,735,424. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

10.27

Marketing Affiliate Agreement between Mount Knowledge Holdings Inc. and Birch First Global Investments Inc., dated May 8, 2014. [incorporated by reference to Exhibit 10.27 of the Company’s Current Report on Form 10-Q filed with the SEC on May 20, 2014].

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

Date: August 19, 2014