Form 10-Q
period 2014-09-30
Mount Knowledge Holdings, Inc.
filed 2014-11-19
CIK 1397951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________ to __________

MOUNT KNOWLEDGE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-52664	98-0534436
(State or other jurisdiction of incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)

10333 E. Dry Creek Rd., Suite 200, Englewood, CO 80112

(Address of principal executive offices)     (Zip code)

(303) 586-3232

(Registrant’s telephone number, including area code)

228 Park Avenue S #56101, New York, NY   10003-1502

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

Yes [   ]           No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of November 19, 2014 there were 204,202,084 shares, par value $.0001, of common stock.

MOUNT KNOWLEDGE HOLDINGS, INC.

FORM 10-Q

September 30, 2014

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management ’ s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

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

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

MOUNT KNOWLEDGE HOLDINGS, INC.

CONDENSED FINANCIAL STATEMENTS

 SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

Mount Knowledge Holdings, Inc.

Condensed Balance

(Unaudited)

	September 30, 2014 (Unaudited)	December 31, 2013 (Audited)
Assets
Current Assets
Cash	$ 8	$ 8
Due from related party	93,175	-
Total Current Assets	93,183	8
Total Assets	$ 93,183	$ 8

Total Liabilities And Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$ 47,500	$ 278,315
Due to related party	27,500	-
Notes payable	98,175	678,750
Derivative liability	7,331,029	923,967
Total Current Liabilities	7,504,204	1,881,032
Total Liabilities	7,504,204	1,881,032

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 300,000,000 shares authorized, 300,000,000 shares, designated as Series A convertible preferred stock, 242,172,355 and 33,155,046 shares issued and outstanding at September 30, 2014 and December 31, 2013.	24,215	3,315
Common stock, $0.0001 par value, 3,000,000,000 shares authorized, 204,202,084 and 199,996,250 shares issued and outstanding at September 30, 2014 and December 31, 2013.	20,421	20,000
Additional paid-in capital	10,544,296	6,479,051
Accumulated other comprehensive loss	(20,788)	(20,788)

Accumulated deficit	(17,989,166)	(8,362,602)
Total Stockholders’ Equity (Deficit)	(7,411,021)	(1,881,024)
Total Liabilities And Stockholders’ Equity (Deficit)	$ 93,183	$ 8

The accompanying notes are an integral part of these unaudited condensed financial statements.

Mount Knowledge Holdings, Inc. Condensed Statement of Operations (Unaudited)
	Three months Ended September 30, 2014	Three months Ended September 30, 2013	Nine months Ended September 30, 2014	Nine months Ended September 30, 2013
Revenue	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-
Gross Profit	-	-	-	-
Operating expenses
General and administrative expenses	632,313	69,350	728,665	569,616
Total operating (income) expenses	632,313	(69,350)	728,665	569,616

Loss from operations	(632,313)	(69,350)	(728,665)	(569,616)
Interest expense	(34,493)	(27,700)	(106,034)	(77,755)
Change in FV of derivative liability	(6,353,296)	2,454,659	(6,408,558)	1,299,630
Loss on debt extinguishment	(2,383,308)	-	(2,383,308)	-
Net Income (Loss) from continuing operations	(9,403,410)	2,357,609	(9,626,565)	652,259

Net Income (Loss)	$ (9,403,410)	$ 2,357,609	$ (9,626,565)	$ 652,259

Net loss per share - basic and diluted	$ 0.01	$ 0.01	$ 0.01	$ (0.00)

Weighted average number of common shares outstanding - basic and diluted	204,202,084	199,996,250	204,202,084	198,219,014
The accompanying notes are an integral part of these unaudited condensed financial statements.

Mount Knowledge Holdings, Inc. Condensed Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30 2014	Nine Months Ended September 30 2013
Operating activities:
Net Loss	$ (9,626,565)	$ 652,259
Adjustments to reconcile net loss to net cash used in operating activities:
Promissory note for services	-	-
Shares issued for consulting service provided	-	437,941
Share-based compensation	516,261	-
Loss on debt extinguishment	2,383,308	-
Change in FV of derivative liability	6,408,558	(1,299,628)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	285,938	127,103
Due to Related Party		-
Net cash used in operating activities	(32,500)	(82,325)

Investing activities:
Collection of advances/loans to related party	-	2,100
Net cash provided by investing activities	-	2,100

Financing activities:
Due from related party	27,500	-
Proceeds from note payable	5,000	40,000
Proceeds from common share issuances	-	20,000
Proceeds from preferred share issuances	-	20,000
Net cash provided by financing activities	32,500	80,000
Effect of exchange rate changes on cash	-	-

Net change in cash	-	(225)
Cash, at beginning of period	$ 8	$ 233
Cash, at end of period	$ 8	$ 8

Supplemental disclosure of cash flow information
Interest expense paid	$ -	$ -
Income taxes paid	$ -	$ -

Non-cash investing and financing activities	$ -	$ -
Conversion of note payable to equity	$ -	$ -
Shares issued for stock exchange	$ -	$ -
The accompanying notes are an integral part of these unaudited condensed financial statements.

MOUNT KNOWLEDGE HOLDINGS, INC.

Notes to Condensed Financial Statements

September 30, 2014

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

On September 30, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MK Merger Acquisition Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), Access Alternative Group S.A., and Civergy, Inc. (“Civergy”), providing for the merger of Merger Sub with and into the Civergy (the “Merger”), with the Civergy surviving the Merger as a wholly owned subsidiary of Company. Civergy is an operating company providing smart grid technologies and cyber-security products and services to clients including U.S. Federal Government agencies, state, local and tribal governments and commercial clients.

Merger Transaction

On October 3, 2014 (the “Effective Date”), all of the transactions contemplated by the Merger Agreement were complete, and the Merger became effective upon the filing of the Certificate of Merger with the Secretary of State of the State of Delaware.

The Company’s authorized capital stock currently consists of 3,000,000,000 shares of common stock, $0.0001 par value per share (the “Company Common Stock”), and 300,000,000 shares of preferred stock, par value $0.0001 per share. Each share of the Series C Preferred Stock is convertible into 100 shares of the Company’s Common Stock.

Prior to the consummation of the transactions contemplated by the Merger Agreement, there were 204,202,084 shares of the Company’s Common Stock issued and outstanding and 242,172,355 of the Series A Preferred Stock, which were converted into Series C Preferred Stock and cancelled. Prior to the Merger, Civergy had 3,202,770 shares of common stock outstanding.

At the Effective Date of the Merger:

(1)

each issued and outstanding share of the Company’s Common Stock remained issued and outstanding;

(2)

each issued and outstanding share of the Series A Preferred Stock was converted into 0.2 shares of the Series C Preferred Stock.

(3)

each share of Civergy’s common stock, par value $0.0001 per share (the “Company Common Stock”), issued and outstanding immediately prior to the Effective Time was converted automatically into the right to receive 14.26 shares of the Series C Preferred Stock (the “Merger Consideration”).

On October 23, 2014, the Company formed ECO Knowledge Inc. as a wholly owned subsidiary to acquire all the assets and business operations of the Company existing prior to the Merger. Civergy intends to pursue synergies between Civergy and the Company’s former business to market the Company’s former business to Civergy’s customer base.

In connection with the Merger, Civergy undertook a financing (the “Financing”) issuing convertible notes (the “Merger Notes”) which shall be initially convertible into Civergy pre-merger common stock at $5.618 per share (subject to equitable adjustments for stock splits, stock dividends, mergers or consolidations, including the Merger Consideration issued in the Merger) along with additional equity consideration equal to the amount  common stock issuable through the conversion of the Merger Notes. On October 24, 2014, the Company had closed on $2,525,000 of the Merger Notes. The Merger Notes are convertible into Series C Preferred Stock at $0.4389 per Preferred Share (or the equivalent of $0.004389 per share of the Company’s Common Stock) subject to weighted average anti-dilution protection for subsequent issuances at below the conversion price.  The Merger Notes are secured by the Company’s assets and a registration statement will be filed to register the common stock underlying the securities issued to the holders of the Merger Notes.

After the Merger, the Company and the Financing, the Company had issued and outstanding 204,202,084 shares of Company Common Stock, 1,000 shares of Series B Preferred Stock and 56,151,351 shares of Series C Preferred Stock.

Following the Merger, Civergy became a wholly owned subsidiary of the Company, and the Company moved its headquarters to Civergy’s offices located in Englewood, Colorado.

Civergy’s team consists of approximately 120 employees delivering innovative technical and management services through its 3 divisions: New West Technologies, which was founded in 1996 and provides clean, smart and reliable energy solutions and is a 5 time winner of the Inc. 500/5000 fastest growing private companies in America; PriMETRIX, which serves U.S. federal government contractor firms with contract procurement, compliance and growth services; and Cybergy Labs, an award-winning developer of specialized cyber-security software applications including “SmartFile,” providing real-time document intelligence by inserting a new layer of security and reporting into sensitive files.

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

Financial Instruments and Concentration of Risk

The fair value of financial instruments, which consist of cash, accounts payable and accrued liabilities and loans payable, were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments. The conversion features embedded in the warrants are valued at estimated fair market value utilizing a Black-Scholes pricing model. The Company, using available market information and appropriate valuation methodologies, has estimated the fair value of its financial instruments. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments.

Basic and Diluted Loss per Share

In accordance with the Accounting Standards Codification (ASC) subtopic 260, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2014 and December 31, 2013, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

Share-based Payments

The Company accounts for share-based payments in accordance with the authoritative guidance which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of the authoritative guidance, share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period). The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value.

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

Derivative Liability

Pursuant to ASC 815, “Derivatives and Hedging”, on March 31, 2011 and at the end of subsequent quarterly periods, the Company recorded mark-to-market adjustments based on the fair value of the derivative liability on those dates, which resulted in a change of $6,408,558 for the nine months ended September 30, 2014. The fair value of the derivative liability was determined using the Black Scholes option pricing model, using the following data and assumptions:

	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014
Quoted market price	$0.04	$0.03	0.03	0.022	0.0450
Conversion price	$0.50	$0.50	$0.50	$0.50	$0.50
Expected volatility	258%	254%	308%	309%	%
Expected dividends	$nil	$nil	$nil	$nil	$nil
Expected term	1 year	1 year	1 year	1 year	1 year
Risk-free interest rate	0.10%	0.12%	0.12%	0.10%	11%

As of September 30, 2014, the number of common shares that could be potentially issued to settle the conversion of the preferred stock is 242,172,355 common shares.

The following table sets forth, by level, with the fair value hierarchy, the Company’s financial assets and liabilities, measured at fair value on September 30, 2014.

	Level 1	Level 2	Level 3	Total
Assets
None	$ -	$ -	$ -	$ -
Liabilities
Derivative Financial Instruments Convertible Preferred Stock	$ -	$ -	$ 7,331,029	$ 7,331,029
Derivative Financial instruments - Warrants	$ -	$ -	$ -	$ -

The following table summarizes the derivative liability included in the balance sheets to September 30, 2014:

Balance at December 31, 2012	$ 2,594,068
Change in derivative liability related to preferred stock conversion feature and 2011 warrants issued	(1,670,101)
Balance at December 31, 2013	923,967
Change in derivative liability related to preferred stock conversion feature and 2011 warrants issued	6,353,296
Additions from new issuance	53,766
Balance at September 30, 2014	$ 7,331,029

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended September 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

Note 2 - Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has had no revenues and had a working capital deficit of $7,504,204 and accumulated deficit of $17,989,166 as of September 30, 2014. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

In connection with the Merger completed on October 3, 2014, the Company undertook the Financing, and on October 24, 2014, the Company had closed on $2,525,000 of the Merger Notes. The Merger Notes are convertible into Series C Preferred Stock. Management expects the notes to convert after the Registration statement becomes effective..

As a result, the Company has been able to significantly change its financial condition, which should eliminate the going concern of the Company as of September 30, 2014.

Note 3 – Notes Payable

During the year ended December 31, 2011, the Company entered into one securities purchase agreement (the “Securities Purchase Agreement”) with one party, and seven separate joinder agreements adjoining each other party to the original Securities Purchase Agreement (collectively, referred to as the “Lenders”), pursuant to which the Company issued a total of eight separate promissory notes in principal amounts totaling $450,000. The notes mature one year from the closing date (which was extended) and accrue interest at a rate of 15% per annum on the unpaid and unconverted principal amount and such interest is payable on the maturity date. Amounts outstanding under the notes are convertible, in whole or in part, into shares of the Company’s common stock at the option of the holder thereof at any time and from time to time, at a conversion price of $0.15 per share.  Subject to certain exceptions, payments due under the notes rank senior to all other indebtedness of the Company and its subsidiaries.

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

On September 30, 2014, the Company entered into a Note Cancellation and Extinguishment Agreement (the “Note Cancellation Agreement”) with Birch First Global Exempt Fund Inc., a US Virgin Islands exempt company (“Birch First”), the holder and owners of all ten (10) of the original convertible promissory notes related to the Bridge Financing, in the aggregated amount of $887,931.61 (the “Total Indebtedness”), representing a total of $590,000.00 in principal and $297,931.61 in accrued interest, acquired from the original seven (7) individual note holders in a Assignment Agreement (the “Assignment Agreement”) on same date, in which the Indebtedness was cancelled in exchange for the issuance of a total of 118,502,350 shares of Series A Preferred Stock (the “Note Shares”).

(b) On October 31, 2013, the Company issued a promissory note for $88,750 (the “Note Obligation”) regarding a trade payable to a creditor (the “Creditor”). The principal amount increased by $3,703 during the quarter ended March 31, 2014. The note matures on March 31, 2014, is unsecured and bears interest at 15% per annum.

On April 10, 2014, the Company and the creditor executed a Forbearance Agreement to extend the maturity date until May 15, 2014. The Note is current past due and in default. As of September 30, 2014, the accrued balance was $98,175.

On September 30, 2014, the Company entered into a Debt Assumption Agreement (the “Assumption Agreement”) with Birch First Global Exempt Fund Inc., a US Virgin Islands exempt company (“Birch First”), to assume the Note Obligation of the Creditor and the responsibility to repay and/or otherwise arrange for a settlement of the indebtedness owed to Creditor due to a medical situation effecting the Creditor preventing the completion of a settlement, in exchange for (i) a cash payment of Five Thousand and No/100 Dollars (USD$5,000.00) in cash, and (ii) the issuance of a total of Two Million Seven Hundred Twenty Thousand Four Hundred (2,720,400) shares of Company’s restricted common stock, a par value of $0.001(the “Shares”), at the approx. share price cost basis of $0.034 (collectively, the “Assumption Consideration”).

Both Company and Birch First determined that due to the significance of the Merger, and the potential financial impact on the Company, and all its shareholders, including Creditor, it was in the best interest of all the parties to execute the Assignment Agreement with Birch First and have Birch First assume the Note Obligations of the Creditor, even without the written consent of the Creditor.

Pursuant to the Assumption Agreement, the Company and Birch First mutually understood that by signing the Assumption Agreement, without the consent of the Creditor, Birch First only shares in the responsibility of the Note Obligation with Creditor, and until such time Birch First can obtain consent from Creditor or otherwise provide evidence of a settlement with Creditor, along with a full release of the Note Obligation from Creditor and/or Birch First, the Note Obligation may still be considered indebtedness on the financial records of Company.

Therefore, the Company and Birch First have agreed that until such time as the Note Obligation remains in effect and unresolved, which shall not be later than December 31, 2014 (the “Resolution Date”), then Company requires that all the Shares granted and issued to Birch First, pursuant to the Assumption Consideration, shall be pledged as security to Company in that certain Securities Pledge Agreement (the “Pledge Agreement”), attached as Exhibit “B” to the Assumption Agreement, to guarantee that Birch First either (i) acquires and cancels the original Note from the Creditor, in exchange for mutually agreed to consideration between Creditor and a release from Creditor, and a subsequent cancellation and release from Birch First, or (ii) Company is required to repay the Note Obligation to Creditor directly, in which Birch First would forfeit the Shares pledged, and be required to repay Company any and all costs associated with the transfer of the Shares pledged (back to Company or to the Creditor), and the difference of the value of the Shares pledged, and the then Note Obligation (with accrued interest) paid to the Creditor by Company.

Note 4 – Stockholders’ Deficit

Authorized Shares

As of September 30, 2014 and December 31, 2013, the Company’s authorized shares consisted of the following:

300,000,000 preferred shares with 300,000,000 designated as Series A convertible, par value $0.0001;

3,000,000,000 common shares, par value $0.0001.

Common Stock – Mount Knowledge Holdings Inc.

Nine months ended September 30, 2014

(a) Vendor Settlements

On September 30, 2014, the Company issued a total of 750,000 shares of its common stock at a price of $0.005 per share, and a total of 385,433 shares of its common stock at a price of $0.03 per share to a total of two (2) vendors, in exchange for the settlement of a total of approximately $15,313 of outstanding Company obligations. The market price on the date of issuance was $0.045 per share (or $35,667) in which resulted in a loss of $20,354 to the Company.

(b) Stock Issuance for Contracted Services

On September 30, 2014, the Company issued a total of 350,000 shares of restricted common stock of the Company at a price of $0.005 per share to an officer and director of the Company for services rendered pursuant to the Merger transaction. The market price on the date of issuance was $0.045 per share (or $15,715) in which resulted in a loss of $13,965 to the Company.

(b) Stock Issuance for Debt Cancellation

On September 30, 2014, the Company issued a total of 2,720,400 shares of its common stock at a price of $0.03 per share to one related party, in exchange for the assumption of a Company obligation in the total amount of $98,175 (See Note 3 – Note Payables). The market price on the date of issuance was $0.045 per share (or $121,146) in which resulted in a loss of $27,971 to the Company.

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

Preferred Stock – Mount Knowledge Holdings Inc.

Nine months ended September 30, 2014

(a) Promissory Notes Settlement

On September 30, 2014, the Company issued a total of 118,502,350 shares of its series A preferred stock (par value of $0.0001 per share), at a per share price of $0.0018 per share, to one party, in exchange for the settlement of a total of the $887,931.61 of outstanding Company obligations related to a total of ten (10) promissory notes. Based on a conversion factor of 0.2 of Series A Preferred to Series C Preferred as set forth in the Merger, the adjusted market price of issuance was approximately $0.0179 per share (or $2,121,192), which resulted in a loss of $1,233,260 to the Company.

(b) Debt Cancellation

On September 30, 2014, the Company issued a total of 69,888,888 shares of its series A preferred stock (par value of $0.0001 per share), at a per share price of $0.0075 per share, to an investor, in exchange for the settlement of a total of the $123,816.71 of outstanding Company obligations related to accrued Company operating expenses. Based on a conversion factor of 0.2 of Series A Preferred to Series C Preferred as set forth in the Merger, the adjusted market price of issuance was approximately $0.0179 per share (or $1,251,011), which resulted in a loss of $1,127,194 to the Company.

(c) Stock Issuance for Contracted Services

On September 30, 2014, the Company issued a total of 28,681,117 shares of its series A preferred stock (par value of $0.0001 per share), at a per share price of $0.0025 per share (or $71,702), to a contractor for M&A services rendered by George B. Kaufman of Chardan Capital Markets LLC, related to the merger of the Company with Civergy, Inc. Based on a conversion factor of 0.2 of Series A Preferred to Series C Preferred as set forth in the Merger, the adjusted market price of issuance was approximately $0.0179 per share (or $513,392), which resulted in a loss of $441,690 to the Company.

Twelve months ended December 31, 2013

(a) 2013 Sales of Unregistered Securities – Preferred Stock

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

On September 30, 2014, the Company issued a total of 28,681,117 shares of its series A preferred stock at a price of $0.0001 per share to the investor, related to the merger of the Company with Civergy, Inc. (See above note).

Share Purchase Warrants

Nine months ended September 30, 2014

The Company did not issue any share purchase warrants and cancelled a total of 15,218,820 shares with two (2) separate warrant holders for the nine months ended September 30, 2014.

Year ended December 31, 2013

The Company did not issue any share purchase warrants for the year ended December 31, 2013.

A summary of the common stock warrant activity for the nine months ended September 30, 2014 and for the year ended December 31, 2013 is as follows:

	Number Of Shares	Weighted Average Exercise Price
Balance at September 30, 2014	5,017,549	0.50
Balance at December 31, 2013	44,236,369	0.50

The range of exercise prices and the weighted average remaining life of the warrants outstanding at September 30, 2014 were $0.50 and 2 years.

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

Due to unforeseen corporate changes with FRMB and its operations, the Company decided to pursue other acquisition opportunities, and formally cancelled the contemplated transaction upon the execution of the Merger Agreement dated September 30, 2014 with Civergy.

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

Marketing Affiliate Agreement

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

Agreement and Plan of Merger of Civergy, Inc.

On September 30, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MK Merger Acquisition Sub, Inc., a wholly owned subsidiary of Company (“Merger Sub”), Access Alternative Group S.A., and Civergy, Inc. (the “Civergy”), providing for the merger of Merger Sub with and into the Civergy (the “Merger”), with the Civergy surviving the Merger as a wholly owned subsidiary of Company. Civergy is an operating company providing smart grid technologies and cyber-security products and services to clients including U.S. Federal Government agencies, state, local and tribal governments and commercial clients.

At the Effective Time of the Merger, which shall not be later than October 7, 2014, each share of the Civergy’s common stock, par value $0.0001 per share (the “Civergy Common Stock ”), issued and outstanding immediately prior to the Effective Time (individually a “Share” and collectively the “Shares”) shall, by virtue of the Merger, be converted automatically into the right to receive 14.26 shares of the Civergy’s Series C Preferred Stock (the “Merger Consideration”). All convertible notes issued by the Civergy shall be amended, by their terms, and shall be convertible into the Company’s Series C Preferred Stock.  Capitalized terms used herein but not otherwise defined have the meaning set forth in the Merger Agreement.

Each issued and outstanding share of the Company’s Series A Preferred Stock shall be converted into 0.2 shares of the Company’s Series C Preferred Stock.  The Company shall also issue, at the Effective Time, 1,000 shares of Series B Preferred Stock to one of the Civergy’s officer for his approval of the Merger, consulting services and other valuable consideration provided in connection with the Merger.

The Company’s Amended and Restated Articles of Incorporation will be amended to establish the Series B Preferred Stock and the Series C Preferred Stock and their respective rights, preferences and powers.

In connection with the Merger, the Company is undertaking a financing (the “Financing”) issuing convertible notes (the “Merger Notes”) which shall be initially convertible into the Company’s common stock at $5.618 (subject to equitable adjustments for stock splits, stock dividends, mergers or consolidations, including the Merger Consideration issued in this Merger) along with additional equity consideration equal to the amount of Company’s common stock issuable through the conversion of the Merger Notes.  The Company closed on $750,000 of the Merger Notes on September 29, 2014

At the Effective Time, the authorized capital stock of Company shall consist of 3,000,000,000 shares of common stock, of which 204,202,084 shares shall be issued and outstanding and 300,000,000 of preferred stock, of which 1,000 shares of the Company’s Series B Preferred Stock shall be issued and outstanding and 55,177,860 shares of the Company’s Series C Stock shall be issued and outstanding (excluding shares issued or to be issued in the Financing).

Consummation of the Merger is subject to certain customary conditions. The Merger Agreement contains representations and warranties by each of Company, Merger Sub and the Civergy. These representations and warranties were made solely for the benefit of the parties to the Merger Agreement.  The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Merger Agreement.

Note 6 – Subsequent Events

Merger Completion with Civergy, Inc.

On October 3, 2014 (the “Effective Date”), all of the transactions contemplated by the Merger Agreement were complete, and the Merger became effective upon the filing of the Certificate of Merger with the Secretary of State of the State of Delaware.

The Company’s authorized capital stock currently consists of 3,000,000,000 shares of common stock, $0.0001 par value per share (the “Company Common Stock”), and 300,000,000 shares of preferred stock, par value $0.0001 per share, consisting of 1,000 shares of Series B Convertible Preferred Stock and 250,000,000 shares of Series C Convertible Preferred Stock. Each share of the Series C Preferred Stock is convertible into 100 shares of the Company’s Common Stock.

Prior to the consummation of the transactions contemplated by the Merger Agreement, there were 204,202,084 shares of the Company’s Common Stock issued and outstanding and 242,172,355 of the Series A Preferred Stock, which were converted into Series C Preferred Stock and cancelled. Prior to the Merger, Civergy had 3,202,770 shares of common stock outstanding.

At the Effective Time of the Merger:

(1)

each issued and outstanding share of the Company’s Common Stock remained issued and outstanding;

(2)

each issued and outstanding share of the Series A Preferred Stock was converted into 0.2 shares of the Series C Preferred Stock.

(3)

each share of the Company’s common stock, par value $0.0001 per share (the “Company Common Stock”), issued and outstanding immediately prior to the Effective Time was converted automatically into the right to receive 14.26 shares of the Series C Preferred Stock (the “Merger Consideration”).

All convertible notes issued by the Company shall be amended, by their terms, and shall be convertible into the Series C Preferred Stock.  The Company shall also issue, at the Effective Time, 1,000 shares of Series B Preferred Stock to one of the Company’s officers for his approval of the Merger, consulting services and other valuable consideration provided in connection with the Merger.

After the Merger, the Company and the Financing, the Company had issued and outstanding 204,202,084 shares of Company Common Stock, 1,000 shares of Series B Preferred Stock and 56,151,351 shares of Series C Preferred Stock.

Series A Preferred Cancellation and Exchange

On October 3, 2014, the Company cancelled a total of 242,172,355 shares of series A preferred stock with four (4) shareholders, in exchange for a total of 4,843,447 shares of series C preferred stock with the same four (4) shareholders, on a pro-rata basis.

New Convertible Note Financing

On October 9, 2014, the Company reported on Form 8-K a Merger and Financing (each as defined below), and Amendment No. 1 to the Form 8-K, on November 6, 2014, to disclose the final amount of Merger Notes (as defined below) sold and the number of issued and outstanding shares after the Merger and the Financing.

In connection with the Merger, the Company undertook a financing (the “Financing”) issuing convertible notes (the “Merger Notes”) which shall be initially convertible into the Company’s common stock at $5.618 (subject to equitable adjustments for stock splits, stock dividends, mergers or consolidations, including the Merger Consideration issued in the Merger) along with additional equity consideration equal to the amount of Company’s common stock issuable through the conversion of the Merger Notes. On October 24, 2014, the Company had closed on $2,525,000 of the Merger Notes. After the Merger, the Merger Notes are convertible into Series C Preferred Stock at $0.4389 per Preferred Share (or the equivalent of $0.004389 per share of the Parent’s Common Stock) subject to weighted average anti-dilution protection for subsequent issuances at below the conversion price.  The Merger Notes are secured by the Company’s assets and a registration statement will be filed to register the common stock underlying the securities issued to the holders of the Merger Notes.

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

MKHD began as an exploration stage company engaged in the acquisition and exploration of mineral properties. In January 2009, MKHD decided to abandon its Katrina mineral claim due to unsuccessful explorations to date and inability to attract investment capital to proceed with further exploration on the claim. In July 2009, MKHD changed its business purpose from a mining and exploration to an educational software development and sales company offering innovative and proprietary learning software products and teaching services.

On September 30, 2014, MKHD entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MK Merger Acquisition Sub, Inc., a wholly owned subsidiary of MKHD (“Merger Sub”), Access Alternative Group S.A., and Cybergy Partners, Inc. (“Partners”), providing for the merger of Merger Sub with and into the Partners (the “Merger”), with Partners surviving the Merger as a wholly owned subsidiary of Cybergy. Pursuant to the Merger Agreement, the shareholders of Partners and MKHD exchanged shares in the respective companies for 88% and 12% ownership, respectively, of the surviving company.

Partners (previously, Civergy, Inc.) was formed to facilitate the acquisitions of New West Technologies, LLC (“NWT”) and Cybergy Labs LLC (formerly Bion Enterprises, LLC) (“Labs”).

Additionally, Partners and Labs entered into a Share Exchange Agreement effective January 1, 2014, whereby Labs transferred all assets, liabilities and equity to Partners in exchange for 400,000 shares of pre-Merger Partners common stock. This transaction added the “SmartFile” technology, a security watermark technology, to Cybergy’s portfolio of products and services.

NWT was a limited liability company formed in the state of Colorado in January 1998 as Heritage Technologies, LLC and was reorganized as New West Technologies, LLC in the state of Colorado in September 2004. As a result of the purchase, NWT became a C-Corp effective January 1, 2014. NWT provides technical, management, and analytical solutions in the areas of advanced transportation technology; engineering systems; environmental analysis; policy, regulatory and outreach support; program planning and evaluation; renewable energy systems; systems analysis and deployment; and Tribal markets, including Tribal energy development.

New West-Energetics Joint Venture, LLC, formerly EnergyWorks Joint Venture, LLC (the “JV”), is organized in the state of Maryland. The JV was created by its members to bid on a specific procurement with the U.S. Department of Energy for technical, engineering, analytical, and management support services and was approved to do so by the U.S. Small Business Administration. NWT owns 51% of the JV.

During 2013, NWBSS, LLC (NWBSS) was formed as a limited liability company in the state of Colorado and was a wholly owned subsidiary of NWT.  NWBSS did not have activity during 2013. NWBSS was spun out as a wholly owned subsidiary of Partners in September 2014 and changed its name to Primetrix. Primetrix provides a full suite of business support services including: GAAP and DCAA compliant accounting; business development services & proposal and marketing support; end-to-end project management and contracting services; administration and clerical support; human resources support; and information technology support for NWT, the JV and other outside customers.

On October 23, 2014, ECO Knowledge Inc. (“ECO”) was formed as a new subsidiary of the Company to further the educational software development and sales business. All the assets of MKHD prior to the Merger, both tangible and intangible, of the ECO learning technology were, transferred to ECO.

Civergy intends to pursue synergies between Civergy and the Company’s former business to market the Company’s former business to Civergy’s customer base.

On October 3, 2014 (the “Effective Date”), all of the transactions contemplated by the Merger Agreement were complete, and the Merger became effective upon the filing of the Certificate of Merger with the Secretary of State of the State of Delaware.

The Company’s authorized capital stock currently consists of 3,000,000,000 shares of common stock, $0.0001 par value per share (the “Company Common Stock”), and 300,000,000 shares of preferred stock, par value $0.0001 per share, consisting of 1,000 shares of Series B Convertible Preferred Stock and 250,000,000 shares of Series C Convertible Preferred Stock. Each share of the Series C Preferred Stock is convertible into 100 shares of the Company’s Common Stock.

Prior to the consummation of the transactions contemplated by the Merger Agreement, there were 204,202,084 shares of the Company’s Common Stock issued and outstanding and 242,172,355 of the Series A Preferred Stock, which were converted into Series C Preferred Stock and cancelled. Prior to the Merger, Civergy had 3,202,770 shares of common stock outstanding.

At the Effective Time of the Merger:

(1)

each issued and outstanding share of the Company’s Common Stock remained issued and outstanding;

(2)

each issued and outstanding share of the Series A Preferred Stock was converted into 0.2 shares of the Series C Preferred Stock.

(3)

each share of the Company’s common stock, par value $0.0001 per share (the “Company Common Stock”), issued and outstanding immediately prior to the Effective Time was converted automatically into the right to receive 14.26 shares of the Series C Preferred Stock (the “Merger Consideration”).

All convertible notes issued by the Company shall be amended, by their terms, and shall be convertible into the Series C Preferred Stock.  The Company shall also issue, at the Effective Time, 1,000 shares of Series B Preferred Stock to one of the Company’s officers for his approval of the Merger, consulting services and other valuable consideration provided in connection with the Merger.

After the Merger, the Company and the Financing, the Company had issued and outstanding 204,202,084 shares of Company Common Stock, 1,000 shares of Series B Preferred Stock and 56,151,351 shares of Series C Preferred Stock.

In connection with the Merger, the Company undertook a financing (the “Financing”) issuing convertible notes (the “Merger Notes”) which shall be initially convertible into the Company’s common stock at $5.618 (subject to equitable adjustments for stock splits, stock dividends, mergers or consolidations, including the Merger Consideration issued in the Merger) along with additional equity consideration equal to the amount of Company’s common stock issuable through the conversion of the Merger Notes. On October 24, 2014, the Company had closed on $2,525,000 of the Merger Notes. After the Merger, the Merger Notes are convertible into Series C Preferred Stock at $0.4389 per Preferred Share (or the equivalent of $0.004389 per share of the Parent’s Common Stock) subject to weighted average anti-dilution protection for subsequent issuances at below the conversion price.  The Merger Notes are secured by the Company’s assets and a registration statement will be filed to register the common stock underlying the securities issued to the holders of the Merger Notes.

Following the Merger, Civergy became a wholly owned subsidiary of the Company, and the Company moved its headquarters to Civergy’s offices located in Englewood, Colorado.

Civergy’s team consists of approximately 120 employees delivers innovative technical and management services through its 3 divisions: New West Technologies, which was founded in 1996 and provides clean, smart and reliable energy solutions and is a 5 time winner of the Inc. 500/5000 fastest growing private companies in America; PriMETRIX, which serves U.S. federal government contractor firms with contract procurement, compliance and growth services; and Cybergy Labs, an award-winning developer of specialized cyber-security software applications including “SmartFile,” providing real-time document intelligence by inserting a new layer of security and reporting into sensitive files.

On October 23, 2014, the Company formed ECO Knowledge Inc. as a wholly owned subsidiary to acquire all the assets and business operations of the Company existing prior to the Merger. Civergy intends to pursue synergies between Civergy and the Company’s former business to market the Company’s former business to Civergy’s customer base.

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

Due to unforeseen corporate changes with FRMB and its operations, the Company decided to pursue other acquisition opportunities, and formally cancelled the contemplated transaction upon the execution of the Merger Agreement dated September 30, 2014 with Civergy.

Corporate Structure

The Company is a platform technology company that was established for the purpose of acquiring and operating market-leading global technology development companies. As of September 30, 2014, the Company had no subsidiaries and operated its technology sales directly from the Company.

Following the Merger, completed on October 3, 2014, Civergy became a wholly owned subsidiary of the Company, and the Company moved its headquarters to Civergy’s offices located in Englewood, Colorado.

Civergy’s team consists of approximately 120 employees delivers innovative technical and management services through its 3 divisions: New West Technologies, which was founded in 1996 and provides clean, smart and reliable energy solutions and is a 5 time winner of the Inc. 500/5000 fastest growing private companies in America; PriMETRIX, which serves U.S. federal government contractor firms with contract procurement, compliance and growth services; and Cybergy Labs, an award-winning developer of specialized cyber-security software applications including “SmartFile,” providing real-time document intelligence by inserting a new layer of security and reporting into sensitive files.

On October 23, 2014, the Company formed ECO Knowledge Inc. as a wholly owned subsidiary to acquire all the assets and business operations of the Company existing prior to the Merger. Civergy intends to pursue synergies between Civergy and the Company’s former business to market the Company’s former business to Civergy’s customer base.

Plan of Operations

For the remaining months of 2014 and early 2015, the Company plans to continue to raise capital and complete certain milestones, amongst others, as described below.

Milestones

The Company anticipates identifying and completing one or more acquisitions and/or mergers over the next 6-12 months, for the purposes of expanding its current operations and revenues.

Requirements and Utilization of Funds

To implement our plan of operations, including some or all of the above described milestones (objectives), we anticipate the need to continue to raise capital (“equity”) in an amount between  $1.5 million to $20 million in the form of equity from restricted stock sales or other acceptable debt financing options on terms and conditions to be determined.

Proceed

We foresee the proceeds from capital raised to be allocated as follows: (a) legal, audit, SEC filings and compliance fees; (b) working capital (general and administrative); (c) financing costs; (d) acquisition research and due diligence; (e) new business development and marketing; and (f) reserve capital for costs of acquisition and market expansion.

Results of Operations

Basis of Presentation

For management discussion and analysis purposes, the operational data provided represents the financial results of the Company for the three months ended September 30, 2014 and 2013, respectively.

The following table represents sales of our products and services for the three months ended September 30, 2014 and 2013 and for the development stage period from April 1, 2012 to September 30, 2014:

	Three Months Ended		For The Development Stage Period, From April 1, 2012 To September 30
	2014	2013	2013
Sales revenue	$ -	$ -	$ -
Cost of goods sold	-	-	-
Gross profit	-	-	-

Revenues

Revenue for the three months ended September 30, 2014 was $0 compared to revenue for the three months ended September 30, 2013, due to lack of funding to support sales and marketing efforts.

Cost of goods sold was primarily composed of the costs of the Company’s sale staff as well as materials and transportation expenses associated with delivering training courses. Cost of goods sold for the three months ended September 30, 2014 was $0, compared to cost of goods sold for the three months ended September 30, 2013 of $0.

Gross profit is calculated by deducting cost of goods sold from revenues and ranges from 0% to 100%, depending on the nature of the specific courses sold and the contract terms negotiated. Gross profit for the three months ended September 30, 2014 was 0% compared to gross profit for the three months ended on September 30, 2013 of 0%.

The following table represents operating costs and expenses for the three months ended September 30, 2014 and 2013 and for the development stage period from April 1, 2012 to September 30, 2014:

	Three Months Ended September 30, 2014 and September 30, 2013
Operating expenses
General and administrative expenses	632,313	69,350
Total operating expenses	632,313	69,350
Loss from operations	(632,313)	(69,350)
Other income		-
Interest expense	(34,493)	(27,700)
Change in fair value of derivative liability	(6,353,296)	2,454,659
Gain on debt extinguishment	(2,383,308)	-
Net (Loss)	$ (9,403,410)	$ 2,357,609
Comprehensive (Loss)
Net (Loss)	$ (9,403,410)	$ 2,357,609
Foreign currency translation adjustments		-
Comprehensive (Loss) Attributable To Common Shareholders	$ (9,403,410)	$ 2,357,609

Operating costs and expenses

General and administrative expenses for the three months ended September 30, 2014 were $632,313, as compared to $69,350 for the three months ended September 30, 2013. This increase was due to share-based compensation, vendor settlements and operating costs incurred during the Merger. All of the general and administrative expenses for the three months ended September 30, 2014, were basic operating costs and contractor fees.

Interest Expense

The Company incurred interest expense of $34,493 during the three months ended September 30, 2014 compared to $27,700 during the three months ended September 30, 2013.

Change in fair value of derivative liability

The Company incurred a loss from a change in fair value of derivative liability of $6,353,296 during the three months ended September 30, 2014. This increase in derivative liability was due to the issuance of preferred stock for debt settlements and share-based compensation and cancellation of issued and outstanding warrants as a result of the Merger.

Results of Operations

Basis of Presentation

For management discussion and analysis purposes, the operational data provided represents the financial results of the Company for the nine months ended September 30, 2014 and 2013, respectively.

The following table represents sales of our products and services for the nine months ended September 30, 2014 and 2013 and for the development stage period from April 1, 2012 to September 30, 2014:

Revenues

Revenue for the nine months ended September 30, 2014 was $0 compared to revenue for the nine months ended September 30, 2013, due to lack of funding to support sales and marketing efforts.

Cost of goods sold was primarily composed of the costs of the Company’s trainers as well as materials and transportation expenses associated with delivering training courses. Cost of goods sold for the nine months ended September 30, 2014 was $0, compared to cost of goods sold for the nine months ended September 30, 2013 of $0.

Gross profit is calculated by deducting cost of goods sold from revenues and ranges from 0% to 100%, depending on the nature of the specific courses sold and the contract terms negotiated. Gross profit for the nine months ended September 30, 2014 was 0% compared to gross profit for the nine months ended on September 30, 2013 of 0%.

The following table represents operating costs and expenses for the nine months ended September 30, 2014 and 2013 and for the development stage period from April 1, 2012 to September 30, 2014:

	Nine Months Ended September 30, 2014 and September 30, 2013
Operating expenses
General and administrative expenses	728,665	569,616
Total operating expenses	728,665	569,616
Loss from operations		(569,616)
Other income		-
Interest expense	(106,034)	(77,755)
Change in fair value of derivative liability	(6,408,558)	1,299,630
Gain on debt extinguishment	(2,383,308)	-
Net (Loss)	$ (9,626,565)	$ 1,299,630
Comprehensive (Loss)
Net (Loss)	$ (9,626,565)	$ 1,299,630
Foreign currency translation adjustments		-
Comprehensive (Loss) Attributable To Common Shareholders	$ (9,626,565)	$ 1,299,630

Operating costs and expenses

General and administrative expenses for the nine months ended September 30, 2014 were $728,665, as compared to $569,616 for the nine months ended September 30, 2013. This increase was due to share-based compensation, vendor settlements and operating costs incurred during the Merger. All of the general and administrative expenses for the nine months ended September 30, 2014, were basic operating costs and contractor fees.

Interest Expense

The Company incurred interest expense of $106,034 during the nine months ended September 30, 2014 compared to $77,755 during the nine months ended September 30, 2013.

Change in fair value of derivative liability

The Company incurred a loss from a change in fair value of derivative liability of $6,408,558 during the nine months ended September 30, 2014. This increase in derivative liability was due to the issuance of preferred stock for debt settlements and share-based compensation and cancellation of issued and outstanding warrants as a result of the Merger.

We anticipate that we will incur a minimum of $50,000 for operating expenses in the next quarter. Accordingly, we will need to obtain additional financing in order to complete our business plan.

 Cash Used In Operating Activities

We used cash in operating activities in the amount of $32,500 during the nine months period ended September 30, 2014 and $82,325 during the nine months period ended September 30, 2013. Cash used in operating activities was funded by cash from operating revenues and financing activities.

Cash From Investing Activities

We received cash in investment activities in the amount of $0 during the nine months period ended September 30, 2014 and used $0 cash in investing activities during the nine months period ended September 30, 2013.

Cash from Financing Activities

We generated $32,500 and $80,000 cash from financing activities during the nine month period ended September 30, 2014 and September 30, 2013.

For the period from January 1, 2009 through September 30, 2013, the Company incurred net losses aggregating $6,867,888. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

c) Basic and Diluted Loss Per Share

In accordance with ASC Topic 260, “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings per share excludes all dilutive potential shares if their effect is anti-dilutive.

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

Remediation of Material Weaknesses in Internal Control over Financial Reporting

1. The Company is planning to form an audit committee and hopes to do so within the next fiscal quarter.

2. The Company accounting and reporting will be assumed by Civergy with accounting personnel backgrounds and necessary skills to mitigate these issues.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock – Mount Knowledge Holdings Inc.

Nine months ended September 30, 2014

(a) Vendor Settlements

On September 30, 2014, the Company issued a total of 750,000 shares of its common stock at a price of $0.005 per share, and a total of 385,433 shares of its common stock at a price of $0.03 per share to a total of two (2) vendors, in exchange for the settlement of a total of approximately $15,313 of outstanding Company obligations.

(b) Stock Issuance for Contracted Services

On September 30, 2014, the Company issued a total of 350,000 shares of restricted common stock of the Company at a price of $0.005 per share to an officer and director of the Company for services rendered pursuant to the Merger transaction.

(b) Stock Issuance for Debt Cancellation

On September 30, 2014, the Company issued a total of 2,720,400 shares of its common stock at a price of $0.03 per share to one related party, in exchange for the assumption of a Company obligation in the total amount of $98,175 (See Note 3 – Note Payables).

Preferred Stock – Mount Knowledge Holdings Inc.

Nine months ended September 30, 2014

(a) Promissory Notes Settlement

On September 30, 2014, the Company issued a total of 118,502,350 shares of its series A preferred stock at price of $0.0001 per share to one party, in exchange for the settlement of a total of the $887,931.61 of outstanding Company obligations related to a total of ten (10) promissory notes.

(b) Debt Cancellation

On September 30, 2014, the Company issued a total of 69,888,888 shares of its series A preferred stock at a price of $0.0001 per share to an investor, in exchange for the settlement of a total of the $123,816.71 of outstanding Company obligations related to accrued Company operating expenses.

(c) Stock Issuance for Contracted Services

On September 30, 2014, the Company issued a total of 28,681,117 shares of its series A preferred stock at a price of $0.0001 per share to a contractor for M&A services rendered by George B. Kaufman of Chardan Capital Markets LLC, related to the merger of the Company with Civergy, Inc.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of September 30, 2014, by and among Mount Knowledge Holdings, Inc., MK Merger Acquisition Sub, Inc., Access Alternative Group S.A., and Civergy, Inc. [Incorporated by reference to Exhibit 2.1 of the Parent’s Current Report filed on October 1, 2014]

3.1(a)

Amended and Restated Articles of Incorporation [incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 10, 2010]

3.1(b)

Certificate of Designation of Series A Convertible Preferred Stock filed with the Nevada Secretary of State on February 4, 2011 [incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K with the SEC on February 8, 2011]

3.1(c)	Certificate of Merger, filed October 3, 2014 [Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 9, 2014]
3.2 (a)	Amended and Restated Bylaws [Incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-K filed with the SEC on February 10, 2010]
3.2 (b)	Certificate of Designation of the Series B Preferred Stock [Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 9, 2014]
3.3	Amended Certificate of Designation of the Series C Preferred Stock [Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 9, 2014]
10.1(a)

Share Cancellation Agreement by and between Mount Knowledge Holdings, Inc. (f/k/a Auror Capital Corp.) and Jealax Consulting Inc. dated January 20, 2010 [incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2010]

10.1(b)	Securities Purchase Agreement (including Form of Merger Note and Security Agreement) [Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 9, 2014]
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

Date: November 19, 2014

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

Date: November 19, 2014