Form 10-Q/A
period 2014-09-30
Mount Knowledge Holdings, Inc.
filed 2014-11-20
CIK 1397951

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, originally filed with the Securities and Exchange Commission on November 14, 2014 (the “Original Form 10-Q”), is to furnish the exhibits required by Item 601(b)(101) (Interactive Data File) of Regulation S-K.  No other changes have been made to the Original Form 10-Q and the Original Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

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

Date: November 20, 2014

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

Date: November 20, 2014