Form 10-K
period 2014-12-31
Cybergy Holdings, Inc.
filed 2015-04-13
CIK 1397951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from __________to__________

Commission file number: 000-52664

CYBERGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0371433
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10333 E. Dry Creek Rd., Suite 200, Englewood, CO	80112
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 586-3232

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4,000,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC: Markets reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 13, 2015, the Registrant had 20,470,258 outstanding shares of its common stock, $0.0001 par value.

Documents incorporated by reference: none

CYBERGY HOLDINGS, INC.

FORM 10-K

TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other materials we will file with the Securities and Exchange Commission contain, or will contain, disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, such as the discussion of economic conditions in market areas and their effect on revenue growth, the potential for and effect of past and future acquisitions, the effect of changes in our company’s mix of services on gross margin, the adequacy of our allowance for doubtful accounts, the effectiveness of our management information systems, and the availability of financing and working capital to meet funding requirements, and can generally be identified by the use of words such as may, believe, will, expect, project, estimate, anticipate, plan or continue. These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These factors include, but are not limited to: economic conditions affecting the governmental consulting and solutions industry; the adverse effect of legislation and other matters affecting the industry; increased competition in the industry; our dependence on certain customers; the risk that we may not be able to retain and attract customers; the availability of and costs associated with potential sources of financing; the loss of key personnel; our inability to attract and retain new qualified personnel; difficulties associated with integrating acquired businesses and customers into our operations; collectability of accounts receivable; the carrying values of deferred income tax assets and goodwill, which may be affected by future operating results; fair value of derivative liabilities; and government regulation.

These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should also read, among other things, the risks and uncertainties described in the section of this disclosure statement entitled “Risk Factors.”

ITEM 1. BUSINESS.

Overview

Cybergy Holdings, Inc., a Nevada corporation, is a holding company for our wholly-owned subsidiary, Cybergy Partners, Inc. (“Partners”), a Delaware corporation. Partners is an operational-focused company, committed to building a premier, full spectrum, advisory services and products provider for the federal and state governments, and commercial clients. We currently deliver innovative, technology-enabled products and services in clean energy, smart grid, energy resilience, cybersecurity, and business growth services.

Our subsidiary, Cybergy Partners, Inc., through its three wholly-owned subsidiaries, New West Technologies (“New West”), Cybergy Labs, and Primetrix, as well as its 51% owned joint venture, New West-Energetics Joint Venture, LLC, provides critical infrastructure services primarily to U.S. Federal Government agencies, state governments and tier one commercial clients.

New West-Energetics Joint Venture, LLC, formerly EnergyWorks Joint Venture, LLC (the “JV”), was organized in the state of Maryland in 2006. The JV was created by its members to bid on a specific procurement with the U.S. Department of Energy for technical, engineering, analytical, and management support services and was approved to do so by the U.S. Small Business Administration. New West owns 51% of the JV.

New West specializes in management systems, strategic planning, engineering and analysis of clean energy, smart grid, advanced transportation and environmental technologies, markets, and policies for federal agencies such as the Department of Energy, the Department of Transportation and the Department of Defense (Navy and Air Force). They also provide similar services for various other federal agencies, national laboratories (such as Oak Ridge National Laboratory, and the National Renewable Energy Laboratory), state agencies and private companies.

Cybergy Labs specializes in innovative solutions to critical infrastructure challenges, and is a technology accelerator with experience in business development and grant proposal preparation in “Tech to Market” programs for the U.S. Federal Government and the commercial sector. One example of technology developed by Cybergy Labs for the enterprise software market is SmartFile. The patent-pending SmartFile technology, with more than 37,000 beta-users, connects digital documents to the internet, including all types of Microsoft Office and Adobe PDF files. This innovation is designed to take an organization’s security a level deeper into documents and files themselves and provides real-time reporting when documents are opened or viewed, printed, saved or shared with others. Further, it provides real-time reports to alerts when sensitive files have been leaked or when unauthorized users (hackers) gain access and open documents. Cybergy Labs plans to release the first commercial version of SmartFile in 2015.

Primetrix provides contracting, compliance and growth services, often referred to as “shared services”. Primetrix assists with our Merger and Acquisition (“M&A”) integration process and provides five essential service offerings, including:

•	Bid & Proposal for government contractors;

•	Compliance related to corporate and contract operations throughout an engagement’s lifecycle;

•	HR, compliance, ERISA and recruiting;

•	IT support services including security; and

•	Accounting services.

Our History

The Company was incorporated as Auror Capital Corp. under the laws of the State of Nevada in March 2006. In January 2010, the Company changed its name to Mount Knowledge Holdings, Inc. Pursuant to the Merger Agreement described below; the Company changed its name to Cybergy Holdings, Inc.

On October 3, 2014, MKHD finalized the Agreement and Plan of Merger (the “Merger Agreement”) with MK Merger Acquisition Sub, Inc., a wholly-owned subsidiary of MKHD (“Merger Sub”), Access Alternative Group S.A., and Cybergy Partners, Inc. providing for the merger of Merger Sub with and into Partners (the “Merger”), with Partners surviving the Merger as a wholly-owned subsidiary of Cybergy. Pursuant to the Merger Agreement, the shareholders of Partners and MKHD exchanged shares in the respective companies for 88% and 12% ownership, respectively, of the surviving company.

The Merger of Partners and MKHD resulted in the owners and management of Partners obtaining actual and effective voting and operating control of the combined company. The Merger was treated as a public shell reverse acquisition and therefore treated as a capital transaction in substance, rather than a business combination. The historical financial statements of MKHD before the Merger were replaced with the historical financial statements of Partners before the Merger. As a result of the Merger, Cybergy acquired the business of Partners, and has continued the existing business operations of Partners.

Partners (previously Civergy, Inc.) was formed in 2013 to facilitate the acquisitions of New West and Cybergy Labs (“Labs”).

Effective January 1, 2014, Partners entered into an Equity Purchase Agreement (the “EPA”) with the Member of New West. Under the EPA, Partners purchased all the assets, liabilities, and equity of New West for a purchase price of approximately $7.4 million, as adjusted based on certain earn-out provisions in 2014 and 2015. Additionally, Partners and Labs entered into a Share Exchange Agreement effective January 1, 2014, whereby Labs transferred all assets, liabilities and equity to Partners in exchange for 4,851,258 shares of Series C preferred stock. See Note Q on Page F-29 in the Notes to Consolidated Financial Statements.

New West was a limited liability company formed in the state of Colorado in January 1998 as Heritage Technologies, LLC and was reorganized as New West Technologies, LLC in the state of Colorado in September 2004. New West provides technical, management, and analytical solutions in the areas of advanced transportation technology; engineering systems; environmental analysis; policy, regulatory and outreach support; program planning and evaluation; renewable energy systems; systems analysis and deployment; and Tribal development.

New West-Energetics Joint Venture, LLC, formerly EnergyWorks Joint Venture, LLC (the “JV”), was organized in the state of Maryland in 2006. The JV was created by its members to bid on a specific procurement with the U.S. Department of Energy for technical, engineering, analytical, and management support services and was approved to do so by the U.S. Small Business Administration. New West owns 51% of the JV.

During 2013, NWBSS, LLC (“NWBSS”) was formed as a limited liability company in the state of Colorado and was a wholly-owned subsidiary of New West. NWBSS did not have activity during 2013. NWBSS was spun out as a wholly-owned subsidiary of Partners in September 2014 and changed its name to Primetrix. Primetrix is a business services provider designed to give organizations the edge they need when facing the demands of a dynamic and complex government contracting environment. Primetrix offers the opportunity for small and medium-sized businesses to leverage efficiencies of scale in back office support, streamlining operations, ensuring compliance with federal government regulations and guidelines, and providing the knowledge they need to make the best decisions for the health of their brands.

Formed in 2011, Labs (formerly BION Enterprises, LLC) was created as a mid-tier Software-as-a-Service (SaaS) firm, focused on four primary areas: intellectual property protection, business intelligence, workflow management, and fighting fraud. Lab’s flagship product, SmartFile, is a document tracking software – monitoring human interaction with their digital documents. In 2014, Labs expanded its scope to including other technologies focused on critical infrastructure solutions.

Summary of corporate structure

Cybergy Holdings, Inc. is the parent corporation. Our subsidiaries consist of:

•	Cybergy Partners, Inc., whose subsidiaries are:
•	New West Technologies, LLC
•	New West-Energetics Joint Venture, LLC (51%)
•	Primetrix, LLC
•	Cybergy Labs, LLC

Customers and Services

We currently provide professional and technical services in clean energy, smart grid, advanced transport and environmental technology systems for the Department of Energy including national laboratories such as Oak Ridge, NREL, and other federal agencies such as the Department of Defense and the Department of Transportation. We also provide similar services for other federal, state and commercial customers. Our consulting services are performed on a contract basis.

Organization and Segments

Our business is currently managed under three operating groups consisting of one or more divisions or wholly-owned subsidiaries that perform our services. We currently have one reportable segment; IT, Energy and Management Consulting. Our proposal development group provides key support for:

•	Procurement tracking & analysis;
•	Pre-RFP proposal prep;
•	Proposal & pipeline management;
•	Proposal writing/editing; and
•	Marketing support.

The following table shows the activity of this group over the past two years.

Year	Proposal Count	Total $ Amount Submitted	Awarded	Pending
2014	60	$67,535,000	$23,253,000	$21,626,000
2013	75	$30,280,000	$9,669,000	$1,583,000

Backlog and Pipeline

Funded backlog for government contracts represents a measure of our potential future revenues. Funded backlog is defined by us as the total value of contracts that have been appropriated and funded by the procuring agencies, less the amount of revenues that have already been recognized on such contracts. Our backlog is comprised of funding received by us in incremental amounts intended to fund work that is generally expected to be completed over the next three to five years.

New West has active contracts with federal and state governments and other private clients currently. A comprehensive Contract Backlog and Opportunities Pipeline is maintained and updated regularly as new contracts and task orders are received, and as new bids and proposals are placed with our clients.

Waterfall

We monitor our contract activity in our “Waterfall” in three stages; Backlog, Opportunities, and Leads.

Backlog

Our revenues depend on contracts, and contract backlog generally occurs when contract documentation is received. For our revenues that depend on contract backlog arising from the receipt of contract documentation, contract backlog is an indicator of potential future revenues. While contracts generally result in revenues, occasionally we will have contracts that expire or are de-obligated upon contract completion and do not generate revenue.

Opportunities

This category represents contracts for which we have submitted proposals, or are currently writing, and are weighted based on the percentage of the contract that would be awarded to us and the estimated likelihood of winning.

Leads

This category represents contracts for which we believe we have the technical expertise to submit a proposal, but have not started due to the timing of the RFP submittal date. These are also weighted based on the percentage of the contract that would be awarded to us and the estimated likelihood of winning.

A summary of our current Waterfall as of February 28, 2015 with estimated totals through 2023 is as follows:

	Project Count	Total
Backlog	31	$33,204,000
Opportunities	50	$29,294,000
Leads	24	$135,884,000

Revenue and expenses

Substantially all of our work is performed for our customers on a contract basis. Significantly all of our contracts are based on time and materials. Revenues result from work performed on these contracts by our employees and our subcontractors and from costs for materials and other work related costs allowed under our contracts.

Contract costs consist primarily of reimbursable costs including subcontract, travel, material, and supplies used in the performance of our work, and indirect costs associated with these costs as well as direct labor charged by our billable employees.

As contracts near their end date, direct labor rates often rise faster than the rate adjustments allowed in the contract. Further, employees move on to other contract opportunities, requiring us to backfill the work with higher cost professionals and no corresponding increase in the bill rate. This is referred to as “end of contract cost compression”.

Selling, general and administrative expenses represent both divisional operating office and corporate-level operating expenses. Divisional operating expenses consist primarily of non-billable staff payroll and personnel related costs, occupancy costs, and incentive compensation. Corporate-level operating expenses consist primarily of executive and corporate employee payroll and personnel related costs, professional and legal fees, sales & marketing, merger & acquisition costs, depreciation & amortization, occupancy costs, information systems costs and executive and corporate staff incentive compensation. Selling, general and administrative expenses are not directly chargeable or reimbursable on our contracts.

Amortization of intangible assets consists of the amortization of acquisition related intangibles. These costs are amortized using the straight-line method over their estimated useful lives, which range from one to fifteen years.

Management Outlook

The challenges we have experienced and continue to face with our services and the acquisition of New West has given us a clear direction for our future. Going forward, our growth initiatives will focus on expanding and leveraging our current business offerings while we look to grow through the expansion of Labs and targeted acquisitions.

We believe that some of the initiatives undertaken during the last year, such as restructuring both our back office and field operations and upgrading our corporate systems and technology, have increased our operating efficiencies, thereby enabling us to be more responsive to our customers. We believe our operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to any future growth and profitability. We continue to evaluate and make adjustments to our internal staff to reflect current sales volume, while not jeopardizing the high quality of service our customers have come to expect.

Our plan continues to focus organic sales efforts on opportunities yielding a higher gross margin which may result in decreased opportunities for revenue from lower margin business. As funding becomes available, we plan to seek strategic acquisitions which will provide either geographic or business line opportunities. We believe this focus will enhance stockholder value in future years.

Our plan is to expand the markets and service offerings of Labs so as not be so reliant on tax funded government spending. We are actively marketing these service offerings to new customer targets. Our plan for expanding our markets for these service offerings has shifted a portion of our strategic direction on this part of our business and direct financial and management resources toward such efforts.

The challenges faced by our business offerings resulted in revenue declines. We have seen declines in some of our contracts due to delays in government contract awards and funding, the transition with our contract with the Department of Energy through the JV, and to the expiration of programs without follow-on contract awards to continue the work. In response to our uncertain business environment, we took actions to reduce our indirect costs to achieve and retain balance with our workload in 2014. Staff attrition and other actions resulted in approximately $1 million of reduced indirect labor and related costs and cash flow in 2014. We will continue to assess the need for further alignments to remain competitive and profitable as we go forward.

Industry Overview

Sector Trends: As the federal government seeks to trim budgets and procure more efficiently in the current economic environment, management has observed a number of trends.

•

There is an increase in multi-contractor awards, therefore, those firms that are best at operating joint ventures and teaming agreements will have greater opportunities. Cybergy has continued focusing on teaming agreements and pursuing strategic partnerships with other businesses that operate in this space, and currently is managing over 35 active teaming agreements.

•

The Department of Defense (“DoD”) has adopted a “best price technically qualified” bidding practice, which has generated a race to the bottom on margin. The DoD is, therefore, a less attractive customer for “commodity” products and services based on margin. Cybergy continues to maintain its DoD contracts that are in place, but for future opportunities, Cybergy is focusing more on DoD contracts that are service-oriented and are primarily comprised of staff augmentation contracts. By shifting the type of work that Cybergy is actively pursuing from DoD, Cybergy can potentially boost its future margin.

•

Programs and agencies such as the Department of State, which operates our embassies and foreign diplomacy, are seeing significant budget increases, and DoD is fighting wars on two fronts. Opportunities for increased international work and contracts that are “OCONUS” (Outside the Contiguous United States) based are becoming more lucrative, and Cybergy is looking to expand its footprint beyond servicing only the Continental United States.

•	Cybersecurity and intelligence are seeing significant increases in spending. Cybergy believes that this will directly correlate to an increase in Cybergy’s revenue.

•

Clean energy and smart infrastructure are getting increased attention due primarily to severe weather events. Cybergy’s demonstration projects in these particular lines of business serve as strong case studies to sell additional clean energy and smart grid projects in the near term.

Cybersecurity has been identified as one of the most serious economic and national security challenges we face as a nation, but one that we as a government or as a country are not adequately prepared to counter. Assuring the security of sensitive, classified information is a growing market. Despite federal budget constraints, the U.S. federal cybersecurity market is forecasted at $65.5 billion over the next five years. There is a general recognition among corporate and government entities that proprietary and sensitive information is being sent to unauthorized recipients with increasing frequency.

The federal government is funding programs to rectify that by working with the private sector, across government departments and agencies, to secure critical digital infrastructure, networks and systems, and protect intellectual property from unauthorized intrusion or malicious attacks. One goal, for instance, is to “develop technologies that provide increases in cybersecurity by orders of magnitude above current systems and which can be deployed within 5 to 10 years.” Various programs within the federal law enforcement, intelligence and defense communities are providing funding to enhance national cybersecurity efforts.

Contracts

Depending on solicitation requirements and other factors, we offer our professional and technical services and products through various competitive contract arrangements and business units that are responsive to client requirements. Some of the contracts permit the contracting agency to issue delivery orders or task orders in an expeditious manner to satisfy relatively short-term requirements for engineering and technical services.

Our Strategy

The consolidation of back offices via workforce optimization and Shared Service Centers (SSC)

Commencing in 2011, New West created a shared-services center comprised of all back office functionality. They have provided accounts receivable, accounts payable, HR, legal, compliance, audit, real estate, accounting, and other services for New West and two related companies. The shared services center is designed for optimal growth by reducing redundant back-office overhead across multiple government contractors.

Meeting today’s new demands and regulation requires improved performance in both the front and back offices – and increasingly, government contractors are adopting shared services as the engine for efficient operations. Management plans to build and grow a shares services enterprise, which it believes can enhance both our current operations and future M&A opportunities, with a culture that engages current teams in four phases: Reduced Costs; Higher Efficiencies; Management Focus on Core Competencies; and Flexibility and Delivery.

IP Commercialization and Cross selling

The Cybergy companies are well positioned for cross-selling and marketing given their differentiated customer sets and capabilities. Injecting IP (such as SmartFile) into existing and proposed contracts for New West and future partners is an integral part of our plan.

Increase Client Utilization of our Services

We believe that increasing the penetration of our existing markets is an effective and cost-efficient means of growth as we are able to capitalize on our reputation and growing brand awareness in the business lines in which we operate. We invest substantial time integrating our services into our clients’ organizations to optimize their effectiveness and measure their results. We believe that there is substantial opportunity to further penetrate these areas. We intend to increase our penetration in our existing markets by continued growth through the effective use of our internal staff, referrals from current clients and marketing efforts.

Management is actively engaged in teaming agreements with other U.S. government contractors, which increases our opportunity for organic growth. The government clients can rely on New West’s years of experience, past performance and high value record for excellence in customer service, including partners with access using an 8(a) set-aside contract vehicle, which helps small, disadvantaged businesses compete in the marketplace.

The 8(a) Business Development Program is;

•

a business assistance program for small disadvantaged businesses. The 8(a) Program offers a broad scope of assistance to firms that are owned and controlled at least 51% by socially and economically disadvantaged individuals;

•

an essential instrument for helping socially and economically disadvantaged entrepreneurs gain access to the economic mainstream of American society. The program helps thousands of aspiring entrepreneurs to gain a foothold in government contracting; and

•	a program divided into two phases over nine years: a four-year developmental stage and a five-year transition stage.

Enhance Management Information Systems

We continue to invest in developing our information technology infrastructure. We believe that our platform gives us a competitive advantage by allowing us to provide a high level of flexibility in meeting a variety of demands of our small and medium-sized business customers on a cost-effective basis. Furthermore, we believe that our current technology platform is capable of supporting our planned development of new business units and expected increased market share in the foreseeable future.

Penetrate Other Selected Markets

Protecting our critical digital infrastructure, through Ideas, Innovation and Initiative is the mission statement for the Cybergy companies. Our sector focus includes: cybersecurity, cyber operations (offense, defense and network strategy), energy security, big data (including cloud data centers) for a growing list of federal government and commercial clients.

We plan to grow the company through organic growth and acquisitions. While we do not have any definitive agreements in place, we are actively reviewing potential acquisition partners. Crucially, we also plan to commercialize intellectual property (“IP”) developed for the U.S. Federal Government with commercial market potential at higher margins, an endeavor we believe has tremendous potential given industry forecasts for the cybersecurity space over the next five years.

Market Research Media estimates that the United States Federal Cybersecurity Market Forecast for 2015-2020 will reach $65.5 billion, and will grow steadily at around 6.2% CAGR. Furthermore, an Executive Order 13636, titled “Improving Critical Infrastructure Cybersecurity” that was issued on June 12, 2013, by the Department of Homeland Security, established an Incentives Working Group that recommends a set of incentives designed to promote the adoption of the Cybersecurity Framework under development by the National Institute of Standards and Technology, among other things.

“While some market-based incentives exist to improve the cybersecurity of critical infrastructure, independent of government intervention, the pace of the necessary improvement in cybersecurity needs to be hastened in order to more rapidly counter the increasing risk of cyber-attacks and cyber espionage. As such, it is appropriate to consider where government action can provide additional impetus to the market, while acknowledging that there are places where market-based incentives may perform adequately independent of government intervention.”

(http://www.dhs.gov/sites/default/files/publications/dhs-eo13636-analytic-report-cybersecurity-incentives-study.pdf)

Cybergy Labs plans to partner with venture-backed firms in the areas of big data, analytics and cybersecurity, bringing well developed, later stage tech companies into Cybergy Labs, through both acquisition and partnership arrangements, for a 24 to 36 month Tech to Market program designed to provide three key capabilities:

•

Access to capital through our grant program expertise (through New West we have assisted other entities in the award of more than $650MM in issued grants since 2008 from the U.S. Federal Government and the State of New York).

•

Our sales and marketing, business development and contract proposal shop has a five (5) year 42% win average which has generated five (5) Inc. 500/5000 Fastest Growing Private Companies in America awards (see: New West), and;

•	Exit Strategy, for those companies which are acquired by Cybergy Labs as wholly-owned, fully integrated Tech Accelerator companies.

Pursue Strategic Acquisitions

Cybergy Partners plans to build a premier, middle-market provider of products and services to support our nation’s critical infrastructure in the areas of renewable energy, the Smart Grid and digital (including: big data, analytics and cybersecurity). Our investment model concentrates on the acquisition of companies that bring new critical capabilities to our existing clients and that can open new markets for our existing capabilities. Currently, however, the Company has no binding agreements in place for any strategic acquisition.

Managing Integration Risk & Opportunities

Management believes that one of the key drivers in growth by acquisition is the “integration” of future businesses, with the Cybergy family of companies, including, their cultures and operating systems. Management has years of experience in M&A integration and has developed a specialized operating division, Primetrix, to provide both due diligence and integration solutions that are custom to each acquisition opportunity. Specifically, the Cybergy/Primetrix integration strategy provides for back-office integration only, through our Primetrix “Shared Services Center”, with service offerings in AR, AP, HR, legal, accounting, compliance and all phases of business development, proposal writing and contract capture, on an “ala-carte” basis (as needed) or on a complete turn-key basis.

Operations

We provide managers considerable operational autonomy and financial incentives related to the financial performance of their respective divisions. Managers focus on business opportunities within their specialized skill area and are provided centralized support to achieve success in those markets. We believe that this structure allows us to recruit and retain highly motivated managers who have demonstrated the ability to succeed in a competitive environment. This structure also allows managers and professional staff to focus on market development while relying on centralized services for support in back-office operations, such as risk management programs, credit, collections, accounting, advice on legal and regulatory matters, quality standards and marketing.

Recruiting

We believe that a key component of our success is the ability to recruit and maintain a pool of qualified personnel and regularly utilize their individual skills on desirable and appropriate contracts. We use comprehensive methods to identify, assess, select and, when appropriate, measure the skills of our employees to meet needs of our clients.

Marketing

Our marketing activities are conducted at the operating group level by our business development staff and our professional staff of engineers, program managers, and other personnel. Information concerning new programs and requirements becomes available in the course of contract performance, through formal and informal briefings, from participation in professional organizations, and from literature published by the government, trade associations, professional organizations and commercial entities.

Customers

Our customers include the U.S. Federal Government agencies, state governments and tier one commercial clients.

Financial Information about Segments

The Company currently operates in one business segment providing engineering, analysis, and support of clean energy, smart grid, advanced transportation, and environmental technologies.

New Market Segments

Cybergy Partners is planning to expand its service offerings into the utility markets in 2015. Utilities are increasingly contracting with companies such as New West to provide services to major new clean energy and smart grid programs.

Our Technology and Management Information Systems

Our management information systems provide support to both branch office locations and the corporate back-office. We utilize Deltek for our accounting and project management. The application also provides for the sharing of information between our operating divisions and corporate headquarters. Utilizing this system, field offices capture and input customer, billing and payroll information. This information is electronically captured on centralized servers where payroll, billing and financial information is processed. These systems also support operations with daily, weekly, monthly and quarterly reports that provide information ranging from customer activity to division profitability.

Intellectual Property and Other Proprietary Rights

We regard our service marks and similar intellectual property as important, but not critical, to our success. We rely on a combination of laws and contractual restrictions with our employees, customers and others to establish and protect our proprietary rights.

We have registered the following patents which are utilized in current contracts or are integral to our SmartFile software.

Flexible Thermal Energy Storage for Transportation Refrigeration - Filed January 2014, application Number 14151653

The Thermal Energy Storage System (TESS) described in this patent is an innovation applied to refrigerated truck trailers that support the refrigerated/frozen food industry. The refrigeration processes for refrigerated trailers are powered by trailer refrigeration units, or TRUs. TRUs are predominantly vapor compression cycle (VCC) refrigeration units driven by diesel auxiliary power units (APU) engines (directly or through a gen-set) for large 53-foot trailers. The TESS converts electrical energy and stores it as a thermal differential in a thermal energy storage reservoir. The thermal energy can then be available for use in helping to maintain required TRU storage temperatures, either while parked at a terminal or in transit. During the time the thermal energy is drawn from the reservoir, the diesel engine-driven refrigeration system on the trailer need not be operated, thereby saving fuel. The electric energy necessary for charging the TESS can be supplied from an electric power outlet while the TRU is stationary, from solar panel collection, and/or from truck tractor generated power. If an electrical power outlet is the source, the charging of the TESS can be done overnight when demand charges are the lowest and highest fuel savings can be gained.

Transportation Refrigeration System with Integrated Power Generation and Energy Storage - Filed in May 2014, application Number 14266828

The hybrid powered thermal energy storage system (HTESS) described in this patent enables the discharge of controlled refrigerated air for cooling cargo or passenger space, such as those for refrigerated truck trailers, transit buses, or sea-containers. HTESS can provide this benefit for typical vehicle shift service life periods while in motion over the road or while plugged into shore electrical power. The HTESS provides multi-temperature vehicle compartment refrigeration without the need for operating a conventional vapor compression cycle refrigeration unit that may be driven by the primary vehicle engine, or an APU engine, thereby saving fuel use while in transit over the road and/or for extended periods of time while parked or idling in traffic. The HTESS operates at a net zero or less weight basis compared to conventional trailer refrigeration units (TRU) systems, and at a substantially lower weight than current electric or battery-only powered systems used for supporting vehicle refrigeration units.

Document Tracking System and Method - Filed Aug 31, 2012, US 20130198621 A1

A system and method is disclosed for modifying an origin document to create a tagged document, receiving a copy of a portion of a remote document, comparing the remote document portion with the tagged document and associating data on use of the remote document with the tagged document when the remote document portion includes a tag from the tagged document. The SmartFile software lets you effortlessly connect all of Microsoft Office and Adobe PDF files to the internet, so you stay connected for the life of your documents. Now you can know when your documents are opened or viewed, printed, saved or shared with others across town or around the globe. No special software of any type is required on the viewing computer (PC, Mac or Linux).

Competition

The professional and technical services industry in which we are engaged is very competitive. Numerous other organizations, including large, diversified firms, have greater financial resources and larger technical staffs that are capable of providing the same services offered by us.

Government agencies emphasize awarding contracts on a competitive basis as opposed to a sole source or other noncompetitive basis. Most of the significant contracts under which we currently perform were either initially awarded on a competitive basis or have been renewed at least once on a competitive basis.

We sell our services and products primarily to U.S. Federal Government agencies, including the Department of Energy and the Department of Defense. The level of technical expertise and past performance required for this work limits the range of competitors against whom we compete for customers in both civilian and governmental agencies. We compete either as prime contractor or as a subcontractor, depending on the requirements and scope of the project.

In our government market, our competitors include both large competitors that offer a broad range of services and capabilities and smaller boutique organizations that are highly focused on particular capabilities, solutions, and customers. Our larger competitors include divisions of large government contractors such as Lockheed Martin Corporation, The Boeing Company and Northrop Grumman Corporation. We also face competition from a number of large, well-established government contractors such as Science Applications International Corporation, CACI International, Inc. and others. The smaller competitors are generally privately held corporations with strong capabilities in delivering specific elements of a solution for a narrow range of customers. See “Risk Factors” for a description of the various risks we may face from our competitors.

The extent and range of competition that we will encounter as a result of changing economic or competitive conditions, customer requirements or technological developments is unpredictable. We believe the principal competitive factors for our business are technical and financial qualifications, past performance, government budgetary stress, and price.

Employees

As of April 13, 2015, we had approximately 100 employees. The number of employees at any given time may vary due to contract start and expiration dates. We are the exclusive employer of our managerial, professional, and administrative employees. During 2014, none of our employees were covered by a collective bargaining agreement. We believe that our employee relations are good.

Fluctuations in Quarterly Operating Results

Our operating results may fluctuate due to factors such as holidays or weather impaired days which impact billable hours.

Working capital practices

See the discussion contained under the heading “Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Regulation

We are subject to regulation by numerous federal, state and local regulatory agencies, including but not limited to the U.S. Department of Labor, which sets employment practice standards for workers, and similar state and local agencies. We must comply with and are affected by laws and regulations relating to the award, administration and performance of government contracts. Additionally, we are responsible for subcontractor compliance with these laws and regulations. Government contract laws and regulations affect how we conduct business with our customers and, in some instances, impose added costs to us. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of contracts or debarment from bidding on government contracts. Compliance with these laws has not had and is not anticipated to have a material effect on our results of operations.

Government agencies, including the Defense Contract Audit Agency and the Department of Labor, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The government also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed and any such costs already reimbursed must be refunded.

THE RECAPITALIZATION AND RELATED TRANSACTIONS

On September 30, 2014, Mount Knowledge Holdings, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MK Merger Acquisition Sub, Inc., a wholly-owned subsidiary of MKHD (“Merger Sub”), Access Alternative Group S.A., and Cybergy Partners, Inc., providing for the merger of Merger Sub with and into the Partners (the “Merger”), with Partners surviving the Merger as a wholly-owned subsidiary of MKHD. Pursuant to the Merger Agreement, the shareholders of Partners and MKHD exchanged shares in the respective companies for 88% and 12% ownership, respectively, of the surviving company. In December 2014, MKHD changed its name to Cybergy Holdings, Inc.

On October 3, 2014 (the “Effective Date”), all of the transactions contemplated by the Merger Agreement were complete, and the Merger became effective upon the filing of the Certificate of Merger with the Secretary of State of the State of Delaware. A Copy of the Certificate of Merger was filed in a Current Report on Form 8-K filed on October 9, 2014 and is attached as Exhibit 3.4 thereto and is hereby incorporated by reference into this Item 1.

Cybergy’s post-merger authorized capital stock consists of 3,000,000,000 shares of common stock, $0.0001 par value per share and 300,000,000 shares of preferred stock, par value $0.0001 per share, consisting of 1,000 shares of Series B Convertible preferred stock and 250,000,000 shares of Series C Convertible preferred stock (“Series C preferred stock”). Each share of the Series C preferred stock is convertible into 10 shares of our common stock. Prior to the consummation of the transactions contemplated by the Merger Agreement, there were 20,420,229 shares of MKHD common stock issued and outstanding and 242,172,355 of MKHD Series A preferred stock, which were converted into Series C preferred stock, and the Series A preferred shares were cancelled. Prior to the Merger, Partners had 3,256,444 shares of common stock outstanding and 10,000 shares of Series A preferred stock, which were cancelled prior to the merger.

At the Effective Date of the Merger:

•	Each issued and outstanding share of the MKHD common stock remained issued and outstanding;
•	Each issued and outstanding share of MKHD’s Series A preferred stock was converted into 0.2 shares of Series C preferred stock and the Series A preferred stock were cancelled.
•

Each issued and outstanding share of Partners common stock, par value $0.0001 per share (the “Company common stock”), issued and outstanding immediately prior to the Effective Time was converted automatically into 14.20 shares of the Series C preferred stock (the “Merger Consideration”), subject to dilution based upon the final amount of convertible debentures issued in conjunction with the Merger. After adjustment for the issuance of the convertible debentures, the final conversion ratio was approximately 12.13.

All convertible debentures issued by Partners were amended, by their terms, and are convertible into Series C preferred stock. Cybergy also issued 1,000 shares of Series B preferred stock to one of the Company’s director and officer.

On December 5, 2014, Cybergy declared a reverse 1:10 split of its common stock which was effective December 22, 2014. All convertible amounts in any debt or warrant instruments were automatically adjusted.

Senior secured convertible debt

In conjunction with the EPA, Partners issued $1,000,000 of Senior Secured Convertible Debentures (“EPA notes”). In connection with the Merger, Partners issued $2,525,000 of Senior Secured Convertible Debentures in September and October 2014. The debentures are convertible at a holder’s option at any time prior to maturity into shares of the Company’s Series C preferred stock. Each $100,000 of face value is convertible into 227,840 shares of Series C preferred stock at $0.4389 per preferred share; or the equivalent of $0.04389 per share of Cybergy’s common stock. Additionally, for each $100,000 of face value, the holder received 227,840 shares of Series C preferred stock (“Additional Shares”) for no additional consideration. As a result of the delayed filing of a Form S-1, the holder of the EPA notes received 256,000 additional shares of Cybergy Series C preferred stock.

The following table reflects our outstanding securities, assuming conversion of the debentures, exercise of warrants and issued stock options, reflected in common shares, as if outstanding at April 13, 2015:

Common shares of Cybergy outstanding	20,470,258
Shares issuable upon conversion of convertible debentures	80,313,600
Series C preferred stock:
Additional shares issued with convertible debentures	82,873,600
Shares issued to Partners common stock shareholders	368,910,305
Shares issued to MKHD Series A preferred shareholders	48,434,471
Shares issued to consultants	23,565,940
Warrants	7,063,775
Vested and unvested common stock option grants	17,863,195
Total	649,495,144

ITEM 1A. RISK FACTORS.

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals, including those described below. You should carefully consider risks described below and the other information included in this Annual Report on Form 10-K, including our financial statements and related notes. Our business, financial condition and results of operations could be harmed by any of the following risks. However, the risks and uncertainties described below are not the only ones we face. If any of the events or circumstances described below were to occur, our business, financial condition and results of operations could be materially adversely affected. As a result, the trading price of our common stock could decline, and investors could lose part or all of their investment. Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this Annual Report on Form 10-K, before purchasing shares of our common stock. There are numerous and varied risks that may prevent us from achieving our goals.

Risks Related to Our Operations

We have a history of operating losses, do not expect to be profitable in the near future and our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In 2014, the Company had negative cash flow from operations due to declining gross margin, increased personnel costs as well as M&A costs related to the acquisition and merger. The decline in gross margin was due primarily to the delay on the transition from our JV contract to the follow-on MOTS contract with the Department of Energy. Operating cash flow in 2015 remains negative due to the continued delay in the transition to the follow-on contract. We expect to incur additional operating losses for the year ending December 31, 2015.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our financial statements for the year ended December 31, 2014, which is included elsewhere in this Annual Report on Form 10-K. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. Our financial statements contain additional note disclosures describing the circumstances that lead to the modificication in the independent auditors' report.

We will need additional capital to conduct our operations and develop our products and such additional funds may not be available on acceptable terms or at all.

We need to obtain significant additional capital resources in order to develop products and fund operations and growth. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to the long-term survival of the Company, it could have a major adverse effect on our ability to continue to function as a going concern. The timing and degree of any future financing requirements will depend on the accuracy of the assumptions underlying our estimates for operating cash needs in 2015.

In addition, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs or relinquish rights to our technology on less favorable terms than we would otherwise choose. Failure to obtain adequate financing could eventually adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our product development and growth initiatives, reduce SG&A, or attempt to renegotiate our debt, any of which could have a material adverse effect on our financial condition or business prospects.

Our profitability will be adversely impacted if we are unable to maintain our pricing and utilization rates as well as control our costs.

Our profitability derives from and is impacted by three primary factors: (i) the prices for our services; (ii) our professionals’ utilization or billable time; and (iii) our costs. To achieve our desired level of profitability, our utilization must remain at an appropriate rate, and we must contain our costs. Should we reduce our prices in the future as a result of pricing pressures, or should we be unable to achieve our target utilization rates and costs, our profitability could be adversely impacted.

We have significant fixed operating costs, which may be difficult to adjust in response to unanticipated fluctuations in revenues.

A high percentage of our operating expenses, particularly salary expense, rent, depreciation expense and amortization of purchased intangible assets, are fixed in advance of any particular quarter. As a result, an unanticipated decrease in the number or average size of, or an unanticipated delay in the scheduling for, our contracts may cause significant variations in operating results in any particular quarter and could have a material adverse effect on financial results for that quarter.

An unanticipated termination or decrease in size or scope of a major contract or a client’s decision to put a contract on hold could require us to maintain underutilized employees and could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to recognize revenue in the period in which our services are performed, which may contribute to fluctuations in our revenue and margins.

We provide our services primarily under time-and-materials contracts. All revenue is recognized pursuant to generally accepted accounting principles. These principles require us to recognize revenue once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured. If we perform our services prior to the period in which we are able to recognize the associated revenue, our revenue and margins may fluctuate from quarter to quarter.

We compete primarily for government contracts against many companies that are larger, better capitalized and better known than us. If we are unable to compete effectively, our business and prospects will be adversely affected.

Our businesses operate in highly competitive markets. Many of our competitors are larger, better financed and better known companies who may compete more effectively than we can. In order to remain competitive, we must keep our capabilities technically advanced and compete on price and on value added to our customers. Our ability to compete may be adversely affected by limits on our capital resources and our ability to invest in maintaining and expanding our market share. Consolidation in the industries in which we operate and government budget cuts have led to pressure being placed on the margins we may earn on any contracts we win. In addition, should the market move toward requiring contractors to provide up-front financing for contracts they are awarded, we may need to compete more heavily on the basis of our financial strength, which may limit the contracts we can service at any one time.

We depend on a limited number of clients for a significant portion of our business.

Our revenues were derived from 23 customers and one customer accounted for 89% of total revenues during 2014. While the contract related to the one customer has been renewed, the loss of, or reduction in orders from, these clients could have a material adverse effect on our business, financial condition, and results of operations.

We will conduct a portion of our operations through joint venture entities, over which we may have limited control.

As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners, and we typically have joint and several liabilities with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially adversely impact the business and operations of a joint venture and, in turn, our business and operations.

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.

Our effective tax rate could be adversely impacted by several factors, some of which are outside our control, including:

•	our ability to accurately value certain assets, including identifiable intangibles and intellectual property;

•	changes in tax laws and the interpretation of those tax laws;

•

changes to our assessments about the realizability of our deferred tax assets which are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies and our internal structure, and the economic environment in which we do business;

•	the outcome of future tax audits and examinations; and

•	changes in generally accepted accounting principles that affect the accounting for taxes.

We may not receive the full amounts estimated under the contracts in our total backlog, which could reduce our sales in future periods below the levels anticipated and which makes backlog an uncertain indicator of future operating results.

Contracts or orders may be cancelled and scope adjustments may occur, and we may not realize the full amounts of revenues that we may anticipate from our backlog. There can be no assurance that the projects underlying the contracts and purchase orders will be placed or completed or that amounts included in our backlog ultimately will be billed and collected. Additionally, the timing of receipt of revenues, if any, on contracts included in our backlog could change. The failure to realize amounts reflected in our backlog could materially adversely affect our business, financial condition and results of operations in future periods.

We may be liable for civil or criminal penalties under a variety of complex laws and regulations, and changes in governmental regulations could adversely affect our business and financial condition.

Our businesses must comply with and are affected by various government regulations that impact our operating costs, profit margins and our internal organization and operation of our businesses. These regulations affect how we do business and, in some instances, impose added costs. Any changes in applicable laws could adversely affect our business and financial condition. Any material failure to comply with applicable laws could result in contract termination, price or fee reductions or suspension or debarment from contracting. The more significant regulations include:

•	the Federal Acquisition Regulations (FAR) and all department and agency supplements, which comprehensively regulate the formation, administration and performance of U.S. government contracts;

•	the Truth in Negotiations Act and implementing regulations, which require certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data;

•	regulations of most state and regional agencies and foreign governments similar to those described above;

•	the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control;

•	the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Protection Act;

•

healthcare reform laws and regulations, including those enacted under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010;

•	tax laws and regulations in the U.S.;

•	the civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. government for payment or approval;

•

the Procurement Integrity Act, which requires evaluation of ethical conflicts surrounding procurement activity and establishing certain employment restrictions for individuals who participate in the procurement process; and

•

the Small Business Act and the Small Business Administration size status regulations, which regulate eligibility for performance of government contracts which are set aside for, or a preference is given in the evaluation process if awarded to, specific types of contractors such as small businesses and minority-owned businesses.

The FAR and many of our U.S. government contracts contain organizational conflicts of interest clauses that may limit our ability to compete for or perform certain other contracts. Organizational conflicts of interest arise when we engage in activities that provide us with an unfair competitive advantage. A conflict of interest issue that precludes our competition for or performance on a significant program or contract could harm our prospects and negative publicity about a conflict of interest issue could damage our reputation.

In addition, the U.S. government may revise existing contract rules and regulations or adopt new contract rules and regulations at any time and may also face restrictions or pressure regarding the type and amount of services it may obtain from private contractors. For instance, Congressional legislation and initiatives dealing with procurement reform, and shifts in the buying practices of U.S. government agencies resulting from those proposals, could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or renew contracts under which we currently perform when those contracts are eligible for recompetition. Any new contracting methods could be costly or administratively difficult for us to implement, which would adversely affect our business, results of operations and financial condition.

Our failure to identify, attract and retain qualified technical and management personnel could adversely affect our existing businesses, financial condition and results of operations.

We may not be able to identify, attract or retain qualified technical personnel, including engineers, computer programmers and personnel with security clearances required for classified work, or management personnel to supervise such activities that are necessary for maintaining and growing our existing businesses, which could adversely affect our financial condition and results of operations. The technically complex nature of our operations results in difficulties finding qualified staff. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our cleared employees lose or are unable to timely obtain security clearances or we lose a facility clearance, our U.S. government customers may terminate the contract or decide not to renew it upon its expiration. As a result, to the extent we cannot obtain or maintain the required security clearances for a particular contract, or we fail to obtain them on a timely basis, we may not generate the sales anticipated from the contract, which could harm our operating results. To the extent we are not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, we will be unable to perform that contract and we may not be able to compete for or win new awards for similar work.

Our business could be negatively affected by cyber or other security threats or other disruptions.

As a U.S. government contractor, we face cyber threats, threats to the physical security of our facilities and employees, including senior executives, and terrorist acts, as well as the potential for business disruptions associated with information technology failures, damaging weather or other acts of nature, and pandemics or other public health crises, which may adversely affect our business.

Although we work cooperatively with our customers and our suppliers, subcontractors, and joint venture partners to seek to minimize the impacts of cyber threats, other security threats or business disruptions, we must rely on the safeguards put in place by those entities.

The costs related to cyber or other security threats or disruptions may not be fully mitigated by insurance or other means. Occurrence of any of these events could adversely affect our internal operations, the services we provide to customers, loss of competitive advantages derived from our research and development (R&D) efforts, early obsolescence of our products and services, our future financial results, our reputation or our stock price. The occurrence of any of these events could also result in civil or criminal liabilities.

We may incur significant costs in protecting our intellectual property which could adversely affect our profit margins. Our inability to obtain, maintain and enforce our patents and other proprietary rights could adversely affect our businesses’ prospects and competitive positions.

We seek to protect our proprietary technology and inventions through patents and other proprietary-right protection, and also rely on trademark laws to protect our brand. However, we may fail to obtain the intellectual property rights necessary to provide us with a competitive advantage, and any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed or misappropriated. We may also fail to apply for or obtain intellectual property protection in important foreign countries, and the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our technology and inventions, which could adversely affect our business. We may incur significant expense in obtaining, maintaining, defending and enforcing our intellectual property rights. We may fail to take the actions necessary to enforce our intellectual property rights and even if we attempt to enforce such rights we may ultimately be unsuccessful, and such efforts may result in our intellectual property rights being challenged, limited in scope, or declared invalid or unenforceable.

We also rely on trade secrets, proprietary know-how and continuing technological innovation to remain competitive. We have taken measures to protect our trade secrets and know-how, including seeking to enter into confidentiality agreements with our employees, consultants and advisors, but the measures we have taken may not be sufficient. For example, confidentiality agreements may not provide adequate protection or may be breached. We generally control and limit access to our product documentation and other proprietary information, but other parties may independently develop our know-how or otherwise obtain access to our technology, which could adversely affect our businesses’ prospects and competitive position.

Assertions by third parties that we violate their intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

Third parties may claim that we, our customers, licensees or parties indemnified by us are infringing upon or otherwise violating their intellectual property rights. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Any claims that we violate a third party’s intellectual property rights can be time consuming and costly to defend and distract management’s attention and resources, even if the claims are without merit. Such claims may also require us to redesign affected products and services, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or providing the affected products and services. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology on favorable terms or cannot or do not substitute similar technology from another source, our revenue and earnings could be adversely impacted.

If we do not successfully implement our new organizational and operational strategies, our financial condition and results of operations could be adversely affected.

We have discussed certain operational initiatives and direction in this Annual Report on Form 10-K. The design of these organizational and operational strategies is based on certain assumptions regarding our business, markets, cost structures and customers. If our assumptions are incorrect, we may be unable to fully implement our new strategies and, even if fully implemented, our new strategies may not yield the benefits that we expect. If we are not able to effectively manage our new strategies, instead of resulting in growth for and enhanced value to us, our new strategies may cause us to experience operational issues and expose us to operational risks, each of which could have material adverse effects on our reputation, business, financial condition and results of operations. In addition, these new strategies have resulted, and could in the future result in, the loss of the key employees. The loss of the services of key personnel and the failure to hire suitable replacements could have a material adverse effect on our ability to implement the new strategies, financial condition and results of operations.

Continued pricing pressures may reduce our revenues.

We market our service offerings to the federal and state governments, as well as large and medium-sized organizations. Generally, the pricing for the projects depends on the type of contract:

•	Time and Material Contracts — Contract payments are based on the number of consultant hours worked on the project, usually subject to a fixed contract amount.

•	Annual Maintenance Contracts (fixed time frame) — Contracts with no stated deliverables and having a designated workforce, the pricing is based on fixed periodic payments.

•	Fixed Price Contracts — Contracts based upon deliverables and/or achievement of project milestones, pricing is based on a fixed price.

•	Transaction Price Based Contracts — Contracts payments are on per transaction basis.

The intense competition and the changes in the general economic and business conditions can put pressure on us to change our prices. If our competitors offer deep discounts on certain services or provide services that the marketplace considers more valuable, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce margins and could adversely affect results of operations, financial condition and cash flows.

Any broad-based change to our prices and pricing policies could cause revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle software products and services for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for certain services. If we do not adapt our pricing models to reflect changes in customer use of our services or changes in customer demand, our revenues and cash flows could decrease.

Failure to maintain credit worthiness could adversely affect our liquidity, capital position, borrowing costs and access to capital markets.

We depend on capital markets to fund our business and as a source of liquidity. Our borrowing costs and our access to the debt capital markets depend significantly on our credit worthiness. Credit worthiness is determined by third party creditors and rating agencies, based on an evaluation of a number of factors, including our financial strength. Creditors and/or rating agencies may downgrade our credit worthiness or make negative implications about our business at any time. Credit worthiness and prospective credit ratings are also important for our competition in certain markets and when seeking to engage in longer-term transactions. A reduction in our credit worthiness or prospective credit ratings could increase our borrowing costs and limit our access to the capital markets. This, in turn, could reduce our earnings and adversely affect our liquidity. There can also be no assurance that we will be able to maintain our current credit worthiness or prospective credit ratings, and any actual or anticipated changes or downgrades in our credit worthiness or prospective credit ratings may further have a negative impact on our liquidity, capital position and access to capital markets.

Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate the cash required to service our debt.

Our ability to make payments on and/or refinance or convert our indebtedness and to fund our operations will depend on our ability to generate cash in the future. Our historical financial results have been, and our future financial results are expected to be, subject to substantial fluctuations, and will depend upon general economic conditions and financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to meet our debt service obligations or fund our other liquidity needs, we may need to refinance all or a portion of our debt, before maturity, seek additional equity capital, reduce or delay scheduled expansions and capital expenditures or sell material assets or operations. We cannot assure you that we will be able to pay our debt or refinance it on commercially reasonable terms, or at all, or to fund our liquidity needs.

We currently have amounts due under our Revolving Credit Facility, Acquisition Notes, and Convertible Debentures outstanding, as more fully discussed in Notes G and I in the Notes to Consolidated Financial Statements beginning on page F-6 of this Form 10-K.

If for any reason we are unable to meet our debt service obligations, we would be in default under the terms of the agreements governing our outstanding debt. If such a default were to occur, the lenders under the Revolving Credit Facility, Acquisition Notes, and Convertible Debentures could elect to declare all amounts outstanding under the respective agreements, as applicable, immediately due and payable, and such lenders would not be obligated to continue to advance funds under the agreements, as applicable. If the amounts outstanding are accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owed to the banks or to our debt holders.

Our development contracts may be difficult for us to comply with and may expose us to third-party claims for damages.

We are often party to government and commercial contracts involving the development of new products and systems. These contracts typically contain strict performance obligations and project milestones. We cannot assure you we will comply with these performance obligations or meet these project milestones in the future. If we are unable to comply with these performance obligations or meet these milestones, our customers may terminate these contracts and, under some circumstances, recover damages or other penalties from us. If other parties elect to terminate their contracts or seek damages from us, it could materially harm our business and negatively impact our stock price.

Failure to perform by our subcontractors could materially and adversely affect our contract performance and our ability to obtain future business.

Our performance of contracts often involves subcontractors, upon which we rely to complete delivery of products or services to our customers. We may have disputes with subcontractors. A failure by a subcontractor to satisfactorily deliver products or services can adversely affect our ability to perform our obligations as a prime contractor. Any subcontractor performance deficiencies could result in the customer terminating our contract for default, which could expose us to liability for excess costs of re-procurement by the customer and have a material adverse effect on our ability to compete for other contracts.

Our future success will depend on our ability to develop new products, systems and services that achieve market acceptance in our current and future markets.

Our business is characterized by rapidly changing technologies and evolving industry standards. Accordingly, our performance depends on a number of factors, including our ability to:

•	identify emerging technological trends in our current and target markets;

•	develop and maintain competitive products, systems and services;

•	enhance our offerings by adding technological innovations that differentiate our products, systems and services from those of our competitors; and

•	develop, manufacture and bring to market cost-effective offerings quickly.

We believe that, in order to remain competitive in the future, we will need to continue to develop new products, systems and services, which will require the investment of significant financial resources. The need to make these expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures ultimately will lead to the timely development of new products, systems or services. We may also experience delays in completing development and introducing certain new products, systems or services in the future due to their design complexity. Any delays could result in increased costs of development or redirect resources from other projects. In addition, we cannot provide assurances that the markets for our products, systems or services will develop as we currently anticipate, which could significantly reduce our revenue and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing products, systems or services that gain market acceptance in advance of ours, or that cause our existing products, systems or services to become non-competitive or obsolete, which could adversely affect our results of operations.

If we deliver products or systems with defects, our reputation will be harmed, revenue from, and market acceptance of, our products and systems will decrease and we could expend significant capital and resources as a result of such defects.

Our products and systems are complex and frequently operate in high-performance, challenging environments. Notwithstanding our internal quality controls, our products and systems may sometimes contain errors, defects and bugs when introduced. If we deliver products or systems with errors, defects or bugs, our reputation and the market acceptance and sales of our products and systems would be harmed. Further, if our products or systems contain errors, defects or bugs, we may be required to expend significant capital and resources to alleviate such problems and incur significant costs for product recalls and inventory write-offs. Defects could also lead to product liability lawsuits against us or against our customers, and could also damage our reputation.

We face certain significant risk exposures and potential liabilities that may not be covered adequately by insurance or indemnity.

We are exposed to liabilities that are unique to the products and services we provide. A portion of our business relates to designing, developing, manufacturing, operating and maintaining advanced systems and products. New technologies associated with these systems and products may be untested or unproven. While in some circumstances we may receive indemnification from the U.S. government, and we maintain insurance for certain risks, the amount of our insurance or indemnity may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident or incident. It also is not possible for us to obtain insurance to protect against all operational risks and liabilities. Substantial claims resulting from an incident in excess of the indemnification we receive and our insurance coverage would harm our financial condition, results of operations and cash flows. Moreover, any accident or incident for which we are liable, even if fully insured, could negatively affect our standing with our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.

We may acquire other companies, which could increase our costs or liabilities or be disruptive to our business.

Part of our strategy involves the acquisition of other companies. We cannot assure you that we will be able to integrate acquired companies successfully without substantial expense, delay or operational or financial problems. Such expenses, delays or operational or financial problems may include the following:

•	we may need to divert management resources to integration, which may adversely affect our ability to pursue other more profitable activities;

•

integration may be difficult as a result of the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures;

•	we may not be able to eliminate redundant costs anticipated at the time we select acquisition candidates; and

•

one or more of our acquisition candidates may have unexpected liabilities, fraud risk, or adverse operating issues that we fail to discover through our due diligence procedures prior to the acquisition.

As a result, the integration of acquired businesses may be costly and may adversely impact our results of operations and financial condition.

Changes in future business or other market conditions could cause business investments and/or recorded goodwill or other long-term assets to become impaired, resulting in substantial losses and write-downs that would reduce our results of operations.

The investments we hope to make are made upon careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. After acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. We evaluate our recorded goodwill balances for potential impairment annually or when circumstances indicate that the carrying value may not be recoverable. Any impairment that might be necessary in the future is measured by comparing the implied fair value of goodwill to its carrying value, and any impairment determined is recorded in the current period. Any future impairment could result in substantial losses and write-downs that would reduce our results of operations.

Our employees may engage in misconduct or other improper activities, which could harm our business, financial condition and results of operations.

We are exposed to the risk of employee fraud or other misconduct. Employee misconduct could include intentionally failing to comply with U.S. government procurement regulations, engaging in unauthorized activities, attempting to obtain reimbursement for improper expenses, or submitting falsified time records, which could result in legal proceedings against us, lost contracts or reduced revenues. Employee misconduct could also involve improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation.

It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could harm our business, financial condition and results of operations. In addition, alleged or actual employee misconduct could result in investigations or prosecutions of employees engaged in the subject activities, which could result in unanticipated consequences or expenses and management distraction for us regardless of whether we are alleged to have any responsibility.

The obligations associated with being a public company require significant resources and management attention, which may divert from our business operations.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition, proxy statement, and other information. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Our Chief Executive Officer and Chief Financial Officer will need to certify that our disclosure controls and procedures are effective in ensuring that material information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We may need to hire additional financial reporting, internal controls and other financial personnel in order to develop and implement appropriate internal controls and reporting procedures. As a result, we will incur significant legal, accounting and other expenses. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements. We anticipate that these costs will materially increase our selling, general and administrative expenses.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act of 2002, then we may not be able to obtain the certifications required by that act, which may preclude us from keeping our filings with the SEC current, and interfere with the ability of investors to trade our securities and our shares to continue to be quoted on the OTCQB or our ability to list our shares on any national securities exchange.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately, or on a timely basis, could harm our reputation and adversely impact the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. With each prospective acquisition we may make we will conduct whatever due diligence is necessary or prudent to assure us that the acquisition target can comply with the internal controls requirements of the Sarbanes-Oxley Act. Notwithstanding our diligence, certain internal controls deficiencies may not be detected. As a result, any internal control deficiencies may adversely affect our financial condition, results of operations and access to capital. We have not performed an in-depth analysis to determine if historical undiscovered failures of internal controls exist, and may in the future discover areas of our internal controls that need improvement.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, these rules and regulations increase our compliance costs and make certain activities more time consuming and costly. As a public company, these rules and regulations may make it more difficult and expensive for us to maintain our director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

The failure to successfully, and on a timely basis, implement certain financial system changes to improve operating efficiency and enhance our reporting controls could harm our business.

We have implemented and continue to install several upgrades and enhancements to our financial systems. We expect these initiatives to enable us to achieve greater operating and financial reporting efficiencies and also enhance our existing control environment through increased levels of automation of certain processes. Failure to successfully execute these initiatives in a timely, effective and efficient manner could result in the disruption of our operations, the inability to comply with our obligations under the Sarbanes-Oxley Act of 2002, significant deficiencies or a material weakness, and/or the inability to report our financial results in a timely and accurate manner.

We may incur non-cash charges to our operations as a result of current and future financing transactions.

Under current accounting rules, we incur non-cash charges including, but not limited to amortization of debt discount and issuance costs, depreciation and amortization, derivative fair value adjustments and changes in deferred tax accounts. We expect to incur additional non-cash charges to future operations beyond the stated contractual interest payments required under our current and potential future financing arrangements. While such charges are generally non-cash, they impact our results of operations and earnings per share and may be material in future periods.

Risks Relating to Our Business and Industry

We depend on government contracts for substantially all of our revenues and the loss of government contracts or a delay or decline in funding of existing or future government contracts could decrease our backlog or adversely affect our sales and cash flows and our ability to fund our growth.

Our revenues from contracts, directly or indirectly, with U.S. federal, state, and local governmental agencies represent over 90% of our total revenues. Although these various government agencies are subject to common budgetary pressures and other factors, many of our various government customers exercise independent purchasing decisions. As a result of the concentration of business with governmental agencies, we are vulnerable to adverse changes in our revenues, income and cash flows if a significant number of our government contracts, subcontracts or prospects are delayed or canceled for budgetary or other reasons.

Government spending priorities and terms may change in a manner adverse to our businesses.

At times, our businesses have been adversely affected by significant changes in U.S. government spending during periods of declining budgets. A significant decline in overall spending, the decision not to exercise options to renew contracts, or the loss of or substantial decline in spending on a large program in which we participate could materially adversely affect our business, prospects, financial condition or results of operations. For example, the U.S. defense and national security budgets in general, and spending in specific agencies with which we work, such as those that are a part of the Department of Defense (“DoD”), have declined from time to time for extended periods, resulting in program delays, program cancellations and a slowing of new program starts. Future levels of expenditures and authorizations by the U.S. government may decrease, remain constant or shift to programs in areas where we do not currently provide products or services, thereby reducing the chances that we will be awarded new contracts.

Even though our contract periods of performance for a program may exceed one year, Congress must usually approve funds for a given program each fiscal year and may significantly reduce funding of a program in a particular year. Significant reductions in these appropriations or the amount of new defense contracts awarded may affect our ability to complete contracts, obtain new work and grow our business. Congress does not always enact spending bills by the beginning of the new fiscal year. Such delays leave the affected agency under-funded which delays their ability to contract. Future delays and uncertainties in funding could impose additional business risks on us.

Failure to raise the national debt limit may cause the federal government to be unable to pay funds due to us.

Congress and the executive branch may reach an impasse on increasing the national debt limit which would restrict the federal government’s ability to pay contractors for prior work. A failure to receive such payments for an extended period of time could result in substantial layoffs of our employees, drawdowns of our credit lines and our inability to pay debts when due.

A deadlock in the U.S. Congress over budgets and spending could cause another partial shutdown of the U.S. Federal Government which could result in a termination or suspension of some or all of our contracts with the U.S. Federal Government.

Congress may fail to pass a budget or continuing resolutions which could result in a partial shutdown of the U.S. Federal Government and cause the termination or suspension of our contracts with the federal government. We would be required to furlough affected employees for an indefinite time. It is uncertain in such a circumstance if we would be compensated or reimbursed for any loss of revenue during such a shutdown.

The Budget Control Act of 2011 could significantly reduce U.S. Federal Government spending for the services we provide.

Under the Budget Control Act of 2011, an automatic sequestration process, or across-the-board budget cuts, was triggered when the Joint Select Committee on Deficit Reduction, a committee of twelve members of Congress, failed to agree on a deficit reduction plan for the U.S. federal budget. The sequestration began on March 1, 2013. Absent additional legislative or other remedial action, the sequestration requires $1.2 trillion in reduced U.S. Federal Government spending over a ten-year period. A significant reduction in federal government spending could reduce demand for our services, cancel or delay federal projects, and result in the closure of federal facilities, and significant personnel reductions, which could have a material adverse effect on our results of operations and financial condition.

The federal government’s wide-ranging efficiencies initiative, which targets affordability and cost growth, could have a material effect on the procurement process and may adversely affect our existing contracts and the awards of new contracts.

The U.S. government has issued guidance regarding changes to the procurement process that is intended to control cost growth throughout the acquisition cycle by developing a competitive strategy for each program. As a result, we expect to engage in more frequent negotiations and re-competitions on a cost or price analysis basis with most competitive bids in which we participate. This initiative is organized into five major areas: affordability and cost growth; productivity and innovation; competition; services acquisition; and processes and bureaucracy. Because this initiative has significantly changed the way the U.S. government solicits, negotiates and manages its contracts, this initiative has resulted in a reduction in expenditures for services we provide to the U.S. government. These initiatives may adversely affect our existing contracts and awards of new contracts and our results of operations and cash flows.

State and other public employee unions may bring litigation that seeks to limit the ability of public agencies to contract with private firms to perform government employee functions in the area of public improvements. Judicial determinations in favor of these unions could affect our ability to compete for contracts and may have an adverse effect on our revenue and profitability.

For more than 20 years, state and other public employee unions have challenged the validity of propositions, legislation, charters and other government regulations that allow public agencies to contract with private firms to provide services in the fields of engineering, design and construction of public improvements that might otherwise be provided by public employees. These challenges could have the effect of eliminating, or severely restricting, the ability of governments to hire private firms for the purpose of designing and constructing public improvements, and otherwise require them to use union employees to perform the services.

Changes in elected or appointed officials could have a material adverse effect on our ability to retain an existing contract with or obtain additional contracts from a public agency.

Since the decision to retain our services is made by individuals, such as elected or appointed officials, our business and financial results or condition could be adversely affected by the results of local, regional, and federal elections. A change in the individuals responsible for selecting consultants for and awarding contracts on behalf of a public agency due to an election could adversely affect our ability to retain an existing contract with or obtain additional contracts from such public agency.

Our contracts with government agencies may be terminated or modified prior to completion, which could adversely affect our business.

Government contracts typically contain provisions and are subject to laws and regulations that give the government agencies rights and remedies not typically found in commercial contracts, including providing the government agency with the ability to unilaterally:

•	terminate our existing contracts;

•	reduce the value of our existing contracts;

•	modify some of the terms and conditions in our existing contracts;

•	permanently prohibit us from doing business with the government or with any specific government agency;

•	control and potentially prohibit the export of our products;

•	cancel or delay existing multi-year contracts and related orders if the necessary funds for contract performance for any subsequent year are not appropriated;

•	decline to exercise an option to extend an existing multi-year contract; and

•	claim rights in technologies and systems invented, developed or produced by us.

Most U.S. government agencies and some other agencies with which we contract can terminate their contracts with us for convenience, and in that event we generally may recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to termination. If an agency terminates a contract with us for default, we may be denied any recovery and may be liable for excess costs incurred by the agency in procuring undelivered items from an alternative source. We may receive show-cause or cure notices under contracts that, if not addressed to the agency’s satisfaction, could give the agency the right to terminate those contracts for default or to cease procuring our services under those contracts.

In the event that any of our contracts were to be terminated or adversely modified, there may be significant adverse effects on our revenues and operating costs that may not be recoverable.

Failure to retain existing contracts or win new contracts under competitive bidding processes may adversely affect our revenue.

We obtain most of our contracts through a competitive bidding process, and substantially all of the business that we expect to seek in the foreseeable future likely will be subject to a competitive bidding process. Competitive bidding presents a number of risks, including:

•

the need to compete against companies or teams of companies that may be long-term, entrenched incumbents for a particular contract for which we are competing and that have, as a result, greater domain expertise and better customer relations;

•	the need to compete to retain existing contracts that have in the past been awarded to us on a sole-source basis or as to which we have been incumbent for a long time;

•

the award of contracts to providers offering solutions at the “lowest price technically acceptable” which may lower the profit we may generate under a contract awarded or prevent us from submitting a bid for such work due to us deeming such work to be unprofitable;

•	the reduction of margins achievable under any contracts awarded to us;

•	the expense and delay that may arise if our competitors protest or challenge new contract awards;

•

the need to bid on some programs in advance of the completion of their design, which may result in higher research and development expenditures, unforeseen technological difficulties, or increased costs which lower our profitability;

•	the substantial cost and managerial time and effort, including design, development and marketing activities, necessary to prepare bids and proposals for contracts that may not be awarded to us;

•	the need to develop, introduce and implement new and enhanced solutions to our customers’ needs; and

•	the need to locate and contract with teaming partners and subcontractors.

We may not be afforded the opportunity in the future to bid on contracts that are held by other companies and are scheduled to expire if the agency decides to extend the existing contract. If we are unable to win particular contracts that are awarded through the competitive bidding process, we may not be able to operate in the market for services that are provided under those contracts for a number of years. If we win a contract, and upon expiration the customer requires further services of the type provided by the contract, there is frequently a competitive rebidding process and there can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract.

As a result of the complexity and scheduling of contracting with government agencies, we occasionally incur costs before receiving contractual funding by the government agency. In some circumstances, we may not be able to recover these costs in whole or in part under subsequent contractual actions.

If we are unable to consistently retain existing contracts or win new contract awards, our business, prospects, financial condition and results of operations will be adversely affected.

Many of our U.S. government customers spend their procurement budgets through multiple-award or indefinite delivery/indefinite quantity (IDIQ) contracts, under which we are required to compete among the awardees for post-award orders. Failure to win post-award orders could affect our ability to increase our sales.

The U.S. government can select multiple winners under multiple-award contracts, federal supply schedules and other agency-specific IDIQ contracts, as well as award subsequent purchase orders among such multiple winners. This means that there is no guarantee that these IDIQ, multiple-award contracts will result in the actual orders equal to the ceiling value under the contract, or result in any actual orders. We are only eligible to compete for work (purchase orders and delivery orders) as an awardee pursuant to government-wide acquisition contracts already awarded to us. Our failure to compete effectively in this procurement environment could reduce our revenues, which would adversely affect our business, results of operations and financial condition.

Our IDIQ contracts are not firm orders for services, and we may generate limited or no revenue from these contracts which could adversely affect our operating performance.

Generally, under an IDIQ contract, the government is not obligated to order a minimum of services or supplies from its contractor, irrespective of the total estimated contract value. Furthermore, following an award under a multi-award IDIQ program, the customer develops requirements for task orders that are competitively bid against all of the contract awardees. However, many contracts also permit the government customer to direct work to a specific contractor. We may not win new task orders under these contracts for various reasons, including price, past performance and responsiveness, among others, which would have an adverse effect on our operating performance and may result in additional expenses and loss of revenue. There can be no assurance that our existing IDIQ contracts will result in actual revenue during any particular period or at all.

The U.S. government’s increased emphasis on awarding contracts to small businesses could preclude us from acting as a prime contractor and increase the number of contracts we receive as a subcontractor to small businesses, which could decrease the amount of our revenues from such contracts. Some of these small businesses may not be financially sound, which could adversely affect our business.

There is increased emphasis by the U.S. government on awarding contracts to small businesses which may preclude companies the size of ours from obtaining certain work, other than as a subcontractor to these small businesses. There are inherent risks in contracting with small companies that may not have the capability or financial resources to perform these contracts or administer them correctly. If a small business with which we have a subcontract fails to perform, fails to bill the government properly or fails financially, we may have difficulty receiving timely payments or may incur bad debt write-offs if the small business is unable or unwilling to pay us for work we perform. In addition, being a subcontractor may limit the amount of revenue we could otherwise earn as a prime contractor for such contracts. When we only act as a subcontractor, we may only receive up to 49% of the value of the contract award, and such percentage may be less should the small business partner or partners be able to service a larger piece of the award. Failure to maintain good relationships with small business partners operating in our industries could preclude us from winning work as a subcontractor as part of a large contracting consultation. This could result in significant adverse effects on our revenues, operating costs and cash flows.

Government audits of our contracts could result in a material charge to our earnings, have a negative effect on our cash position following an audit adjustment or adversely affect our ability to conduct future business.

U.S. government agencies routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. Based on the results of such audits, the auditing agency is authorized to adjust our unit prices if the auditing agency does not find them to be “fair and reasonable.” The auditing agency is also authorized to require us to refund any excess proceeds we received on a particular item over its final adjusted unit price.

The Department of Defense, in particular, also reviews the adequacy of, and compliance with, our internal control systems and policies, including our purchasing, accounting, financial capability, pricing, labor pool, overhead rate and management information systems. Our failure to obtain an “adequate” determination of our various accounting and management internal control systems from the responsible U.S. government agency could significantly and adversely affect our business, including our ability to bid on new contracts and our competitive position in the bidding process. Failure to comply with applicable contracting and procurement laws, regulations and standards could also result in the U.S. government imposing penalties and sanctions against us, including suspension of payments and increased government scrutiny that could delay or adversely affect our ability to invoice and receive timely payment on contracts or perform contracts, or could result in suspension or debarment from competing for contracts with the U.S. government.

Risks Related to Our Common Stock and Securities

There are risks associated with investing in reverse merger companies.

Because we became public by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firms.

There is not a long market history for our common stock and the market price of our common stock may fluctuate significantly.

There is not a long market history for our common stock, and its market price may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	changes in federal and state governmental budget levels and procurement priorities;
•	actual or anticipated fluctuations in our operating results due to factors related to our business;
•	wins and losses on contract re-competitions and new business pursuits;
•	success or failure of our business strategy;
•	our quarterly or annual earnings, or those of other companies in our industry;
•	our ability to obtain financing as needed;
•	announcements by us or our competitors of significant acquisitions or dispositions;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	the number of securities analysts to cover our common stock;
•	changes in earnings estimates by securities analysts or our ability to meet those estimates;
•	the operating and stock price performance of other comparable companies;
•	investor perception of our Company;
•	results from any material litigation or government investigation;
•	the availability of government funding and changes in customer requirements for our products and services;
•	natural or environmental disasters that investors believe may affect us;
•	overall market fluctuations;
•	fluctuations in the budget of federal, state and local governmental entities;
•	changes in laws and regulations affecting our business; and
•	general economic conditions and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We do not plan to pay dividends on our common stock and our indebtedness could limit our ability to pay dividends on our common stock in the future. You will not receive any return on your investment in our Company prior to selling your interest in the Company.

We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any cash dividends in the foreseeable future. The declaration of any future cash dividends and, if declared, the amount of any such dividends will be subject to our financial condition, earnings, capital requirements, financial covenants and other contractual restrictions and to the discretion of our Board of Directors. Additionally, our Revolving Credit Agreement places significant restrictions on our ability to pay dividends. Our Board of Directors may take into account such matters as general business conditions, industry practice, our financial condition and performance, our future prospects, our cash needs and capital investment plans, income tax consequences applicable law and such other factors as our Board of Directors may deem relevant. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend if we do commence the payment of dividends.

The success of your investment in the Company will likely depend entirely upon any future appreciation. As a result, you will not receive any return on your investment prior to selling your shares in our Company and, for the other reasons discussed in this “Risk Factors” section, you may not receive any return on your investment even when you sell your shares in our Company.

Our directors and executive officers beneficially own a significant number of shares of our preferred stock. Their interests may conflict with our outside stockholders, who may be unable to influence management and exercise control over our business.

As of April 13, 2015, our executive officers and directors beneficially own approximately 25.8% of our shares of Series C preferred stock. As a result, our executive officers and directors will have significant influence in electing our directors, amending or preventing amendment to our certificates of incorporation or bylaws, effecting or preventing a merger, sale of assets or other corporate transaction, and influencing the outcome of any other matter submitted to the shareholders for vote. Accordingly, our outside stockholders may be unable to influence management and exercise control over our business.

Some provisions of our articles of incorporation and by-laws may deter takeover attempts, which may inhibit a takeover that stockholders consider favorable and limit the opportunity of our stockholders to sell their shares at a favorable price.

Under our articles of incorporation, our Board of Directors may issue additional shares of common or preferred stock. This makes it possible for our Board of Directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares and/or any other transaction that might otherwise be deemed to be in their best interests, and thereby protects the continuity of our management and limits an investor’s opportunity to profit by their investment in the Company. Specifically, if in the due exercise of its fiduciary obligations, the Board of Directors were to determine that a takeover proposal was not in our best interest, shares could be issued by our Board of Directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

•	diluting the voting or other rights of the proposed acquirer or insurgent stockholder group;

•	putting a substantial voting bloc in institutional or other hands that might undertake to support the incumbent Board of Directors; or

•	effecting an acquisition that might complicate or preclude the takeover.

This statute could prohibit or delay mergers or other takeover or change in control attempts and, accordingly, may discourage attempts to acquire us.

Our indemnification of our officers and directors may cause us to use corporate resources to the detriment of our stockholders.

Our articles of incorporation eliminate the personal liability of our directors for monetary damages arising from a breach of their fiduciary duty as directors to the fullest extent permitted by Nevada law. This limitation does not affect the availability of equitable remedies, such as injunctive relief or rescission. Our certificate of incorporation requires us to indemnify our directors and officers to the fullest extent permitted by Nevada law, including in circumstances in which indemnification is otherwise discretionary under Nevada law.

Under Nevada law, we may indemnify our directors or officers or other persons who were, are or are threatened to be made a named defendant or respondent in a proceeding because the person is or was our director, officer, employee or agent, if we determine that the person:

•

conducted himself or herself in good faith, reasonably believed, in the case of conduct in his or her official capacity as our director or officer, that his or her conduct was in our best interests, and, in all other cases, that his or her conduct was at least not opposed to our best interests; and

•	in the case of any criminal proceeding, had no reasonable cause to believe that his or her conduct was unlawful.

These persons may be indemnified against expenses, including attorneys’ fees, judgments, fines, including excise taxes, and amounts paid in settlement, actually and reasonably incurred, by the person in connection with the proceeding. If the person is found liable to the corporation, no indemnification will be made unless the court in which the action was brought determines that the person is fairly and reasonably entitled to indemnity in an amount that the court will establish.

Insofar as indemnification for liabilities under the Securities Act may be permitted to directors, officers or persons controlling us under the above provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Our shares of common stock are thinly traded, the price may not reflect our value, and there can be no assurance that there will be an active market for our shares of common stock either now or in the future.

Our shares of common stock are thinly traded; the common stock that is available to be traded is held by a small number of holders, and the price may not reflect our actual or perceived value. There can be no assurance that there will be an active market for shares of our common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We will take certain steps including utilizing investor awareness campaigns and firms, press releases, road shows and conferences to increase awareness of our business. Any steps that we might take to bring us to the awareness of investors may require that we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business, and trading may be at an inflated price relative to the performance of the Company due to, among other things, the availability of sellers of our shares. If an active market should develop, the price may be highly volatile. Because there is currently a low price for our shares of common stock, many brokerage firms or clearing firms are not willing to effect transactions in the securities or accept our shares for deposit in an account. Many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans. Furthermore it may be difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about these companies, and (3) to obtain needed capital.

Our common stock may be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or another national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenues of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the Company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in these securities is limited. If we are subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market either upon the expiration of any statutory holding period under Rule 144, shares issued upon the conversion of debentures, or shares issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and, in anticipation of which, the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

In general, a non-affiliated person who has held restricted shares for a period of six months, under Rule 144, may sell into the market our common stock all of their shares, subject to the Company being current in its periodic reports filed with the SEC. As of December 31, 2014, 5,576,014 shares of common stock issued and outstanding were free trading. An affiliate may sell an amount equal to the greater of 1% of the outstanding shares. Such sales may be repeated once every three months, and any of the restricted shares may be sold by a non-affiliate without any restriction after they have been held one year.

We and each of our officers, directors and stockholders owning 5% or more of our common stock have agreed, subject to certain exceptions, not to dispose of or hedge any of the shares of our common stock or securities convertible into or exchangeable for shares of our common stock for a period of 180 days following the date of the filing of a Form S-1, without the prior written consent of the holders of a majority of the Series C preferred stock.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which shareholders vote.

Our Board of Directors has the authority, without action or vote of our shareholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options and the vesting of shares that may be issued in the future under our 2014 Stock Option Plan or shares of our authorized but unissued preferred stock. Issuances of common stock or preferred voting stock could reduce your influence over matters on which our shareholders vote and, in the case of issuances of preferred stock, likely could result in your interest in us being subject to the prior rights of holders of that preferred stock.

If securities or industry analysts cease to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

The shares of Series B Preferred Stock are senior obligations, rank prior to our common stock with respect to dividends, distributions and payments upon liquidation and have other terms, such as a put right and a mandatory conversion date, that could negatively impact the value of shares of our common stock.

So long as any shares of Series B preferred stock remain outstanding: (i) the holders of shares of Series B preferred stock shall be entitled, voting separately as a single class, to elect three (3) directors of the Company.

So long as any shares of Series B preferred stock remain outstanding, the Company shall not, without first obtaining the approval of the holders of at least two-thirds of the then outstanding shares of Series B preferred stock voting together as a single class, undertake any action (whether by amendment of the Company’s Certificate of Incorporation or Bylaws or otherwise, and whether in a single transaction or a class of related transactions) that approves or effects any of the following transactions involving the Company or any of its subsidiaries:

•

alter or change the rights, preferences or privileges of the shares of Series B preferred stock or create, whether by merger, consolidation, reclassification or otherwise, any new class or class of shares having rights, preferences or privileges senior to or on a parity with shares of the Series B preferred stock;

•	repurchase any equity security (except with respect to shares of the Series B preferred stock);
•	effect a recapitalization, reclassification, split-off, spin-off or bankruptcy of the Company or any of its subsidiaries;
•	effect any Liquidation;
•	increase or decrease the authorized size of the Board or any committee thereof or create any new committee of the Board of the Company or any of its subsidiaries;
•	appoint or change the auditors of the Company or any of its subsidiaries;
•

propose to amend or waive any provision of the Company’s or any of its subsidiaries’ constitutional documents; and select the securities exchange or market and/or the underwriters in connection with any public offering of the Company’s securities and approve the valuation and terms and conditions for any such public offering.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate headquarters are located at 10333 E. Dry Creek Rd., Suite 200, Englewood, CO 80112. The telephone number of our corporate headquarters is (303) 586-3232. Our headquarters totals approximately 8,400 square feet and the lease expires in October 2017. In addition, we lease space for our operating divisions in Washington, D.C., and Landover, MD. Our leases are for fixed terms of one to ten years and contain customary terms and conditions. Management believes that its facilities are adequate for its current needs and does not anticipate any difficulty replacing such facilities or locating additional facilities, if needed.

ITEM 3. LEGAL PROCEEDINGS

Except as discussed below, the Company is not currently a party to any material litigation; however in the ordinary course of our business the Company is periodically threatened with or named as a defendant in various lawsuits or actions. The principal risks that the Company insures against, subject to and upon the terms and conditions of various insurance policies, are workers’ compensation, general liability, automobile liability, property damage, professional liability, employee benefits liability, errors and omissions, employment practices, fiduciary liability, fidelity losses and director and officer liability.

In September 2014, Partners filed a complaint in the U.S. District Court of Delaware alleging breach of warranties and covenants in the EPA by the Member, and the breach of fiduciary duty as an officer and director (related primarily to the Member’s non-compete). As of the date the complaint was filed, all payments of principal and interest, and other costs due and owing to the Member by Partners were current, however, we have suspended any additional amounts due pending resolution of the litigation. In November 2014, the Member filed counterclaims under the EPA. Partners has filed an Amended Complaint, and an Answer to the Counterclaims, denying any and all liability. Partners is not yet able to determine the value of its claims or the Member’s counterclaims. The matter is being vigorously litigated, and no trial date has been determined.

In October 2014, a former employee filed a claim with the American Arbitration Association, alleging wrongful termination and a dispute regarding his individually negotiated employment agreement, which was terminated by Partners on May 13, 2014. The parties previously tried to reach a settlement during mediation in July 2014. The Company denies any and all liability in this claim. In January 2015, Partners filed an Answer and Counterclaim under his Employment Agreement, Nondisclosure Agreement, and the Employee Handbook alleging counterclaims related to self-dealing, falsification of time records, false expense reimbursements, and disclosing proprietary and other private information to improper parties. An arbitration date has not yet been determined. The Company believes that its defense of the original claim will demonstrate Partners acted within its rights to terminate, and that Partners’ counterclaims are expected to result in a favorable judgment.

The Company is a party to an arbitration involving a claim by a former investment banker which had performed certain work for Partners. The amounts claimed are unclear, and, pursuant to the arbitration agreement between the parties, the matter must first be mediated before arbitration can commence. Assuming the matter is not resolved in mediation, Partners will defend the arbitration on the grounds that the services for which it is claiming compensation were not performed, and deceived Partners with respect to the services it was providing or could provide, and that it may need to refund certain compensation to Partners.

In August 2014, a former employee of Partners alleged that he was wrongfully terminated from employment and that Partners breached an "employment contract" he has with the Company. The employee has not yet claimed an amount, although his employment agreement stipulates one year severance. Partners is seeking an out of court settlement.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been quoted on the OTC Market under the symbol MKHD since October 3, 2007. As of December 31, 2014 there were 198 holders of record of our common stock. Through January 20, 2014, we were quoted under the symbol MKHD. Effective January 21, 2015, our symbol changed to CYBG. The following table sets forth the high and low sales prices (as adjusted for the 1:10 reverse split) for our common stock for the periods indicated, as reported by Yahoo Finance. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission.

Period	High	Low
Year Ended December 31, 2014
October 31, 2014 through December 31, 2014	3.00	.40
July 1, 2014 through September 30, 2014	.90	.10
April 1, 2014 through June 30, 2014	.30	.10
January 1, 2014 through March 31, 2014	.50	.10

Year Ended December 31, 2013
October 31, 2013 through December 31, 2013	.60	.30
July 1, 2013 through September 30, 2013	1.00	.30
April 1, 2013 through June 30, 2013	2.00	.90
January 1, 2013 through March 31, 2013	2.50	.40

The last report sales price of our common stock on April 9, 2015 was $1.90 per share.

Dividend Policy

We have not declared nor paid any cash dividend on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our Board of Directors, in their discretion, and will depend on our financial condition, results of operations, capital requirements and other factors that our Board of Directors considers significant.

The following table provides equity compensation plan information as of December 31, 2014.

Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	17,779,862	$.00008	54,989,138
Equity compensation plans not approved by security holders	-	-	-
Total	17,779,862	$.00008	54,989,138

RECENT SALES OF UNREGISTERED SECURITIES

In connection with the Merger, Partners undertook a financing issuing notes (the “Merger Notes”) which are convertible into Cybergy’s common stock along with additional equity consideration equal to the amount of Company’s common stock issuable through the conversion of the Merger Notes. On October 24, 2014, the Company had closed on $2,525,000 of the Merger Notes. The Merger Notes are convertible into Series C preferred stock at $0.4389 per Preferred Share (or the equivalent of $0.04389 per share of the Parent’s common stock) subject to equitable adjustments for stock splits, stock dividends, mergers or consolidations, weighted average anti-dilution protection for subsequent issuances at below the conversion price. The Merger Notes are secured by the Company’s assets and a registration statement will be filed to register the common stock underlying the securities issued to the holders of the Merger Notes. The foregoing description of the Merger Notes does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the form of the Merger Note, which is included in the Securities Purchase Agreement, and was filed in our Current Report on Form 8-K filed on October 9, 2014 attached as Exhibit 10.1thereto and is incorporated herein by reference into this Item 5.

Recent Repurchases of Common Stock

There were no repurchases of our common stock during 2014.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act 1934, as amended, and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” together with the consolidated financial statements and related notes beginning on page F-1 and the Unaudited Pro Forma Statement of Operations for the year ended December 2013 presented on page 41 in this Annual Report on Form 10-K, as well as the financial statements and related notes included in the Current Report on Form 8-K/A filed on March 18, 2015, including:

•	Cybergy Partners, Inc. Unaudited Consolidated Financial Statements for the nine months ended September 30, 2014 and 2013;

•	New West Technologies, LLC Audited Consolidated Financial Statements for the years ended December 31, 2013 and 2012; and

•	Cybergy Holdings, Inc. Unaudited Pro Forma Condensed Financial Statements.

The Merger of Partners and MKHD, a non-operating public shell corporation, resulted in the owners and management of Partners obtaining actual and effective voting and operating control of the combined company. The Merger was treated as a public shell reverse acquisition and therefore treated as a capital transaction in substance, rather than a business combination. The historical financial statements of MKHD before the Merger were replaced with the historical financial statements of Partners before the Merger. As a result of the Merger, Cybergy acquired the business of Partners, and has continued the existing business operations of Partners.

Critical Accounting Policies

We have identified the policies listed below as critical to our business and the understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see Note A in the Notes to the Consolidated Financial Statements beginning on page F-6 of this Annual Report on Form 10-K. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, also referred to herein as GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, collectability of accounts receivable, impairment of goodwill and intangible assets, contingencies, litigation, income taxes, stock option expense, and derivative and put option liabilities. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the consolidated financial statements.

Revenue Recognition

Substantially all of our work is performed for our customers on a contract basis. The primary types of contracts used are time and materials. Revenues result from work performed on these contracts by our employees and our subcontractors and from costs for materials and other work related costs allowed under our contracts.

Revenues for time and materials contracts are recorded on the basis of contract allowable labor hours worked multiplied by the contract defined billing rates, plus the direct costs and indirect cost burdens associated with materials and subcontract work used in performance on the contract. Generally, gross profit on time and materials contracts results from the difference between the direct cost of services performed and the contract defined billing rates for these services.

Under certain contracts with the U.S. government and other governmental entities, contract costs, including indirect costs, are subject to audit by and adjustment through negotiation with governmental representatives. Revenue is recorded in amounts expected to be realized on final settlement of any such audits.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired in the business acquisition of New West. We review goodwill and other intangible assets for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

Intangible assets consist of the value of contract-related intangible assets, trade names, non-compete agreements, and technologies acquired in acquisitions and patents. We amortize on a straight-line basis intangible assets over their estimated useful lives unless their useful lives are determined to be indefinite.

Derivative Liabilities

The Company applies the applicable accounting provisions for the accounting of the valuation of the conversion features embedded in our convertible debentures, warrants and put option. The liabilities are adjusted quarterly to the estimated fair value based upon then current market conditions. The Company records the change in the estimated fair value of the derivative liabilities as an adjustment to other expense.

Financial Instruments

The Company uses fair value measurements in areas that include, but are not limited to: the allocation of purchase price consideration to tangible and identifiable intangible assets; impairment testing of goodwill and long-lived assets; and valuation of the derivative and put option liabilities. The carrying values of cash and cash equivalents, contract receivables, accounts payable, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of our bank debt approximates fair value due to the variable nature of the interest rates under our Credit Facility and current rates available to the Company for debt with similar terms and risk. The conversion features embedded in the convertible debentures and warrants are valued at estimated fair value utilizing a Lattice model. The Company, using available market information and appropriate valuation methodologies, has estimated the fair value of its financial instruments. However, considerable judgment is required in interpreting data to develop the estimates of fair value.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and their potential effect on our results of operations and financial condition, refer to Note A in the Notes to the Consolidated Financial Statements beginning on page F-6 of this Annual Report on Form 10-K.

Results of Operations

The Merger of Partners and MKHD, a non-operating public shell corporation, resulted in the owners and management of Partners obtaining actual and effective voting and operating control of the combined company. The Merger was treated as a public shell reverse acquisition and therefore treated as a capital transaction in substance, rather than a business combination. The historical financial statements of MKHD before the Merger were replaced with the historical financial statements of Partners before the Merger. As a result of the Merger, Cybergy acquired the business of Partners, and has continued the existing business operations of Partners.

The discussion below relates to the operations of Partners and its related businesses for 2014 as the operating results for Partners in 2013 are not comparable.

The accompanying consolidated financial statements for 2014 include the accounts of Holdings, its wholly-owned subsidiaries; Partners, New West, Primetrix, Labs, and its 51% owned New West-Energetics Joint Venture, LLC (“JV”).

We have provided a pro forma statement of operations for the year ended December 2013 on page 38 of this Annual Report on Form 10-K for informational purposes.

Approximately 89% of our revenues are generated through the JV. The JV was formed in 2006 to allow New West to participate in the small disadvantaged minority owned business program regulated by the U.S. Small Business Administration that awards government contracting opportunities. In 2008, the JV was awarded a five-year contract with the Department of Energy and in December 2013, the contract work was extended for another six months. In mid-2014, the contract was extended another six months pending the award of a follow-on contract.

In September 2014, the follow-on contract was awarded to the Allegheny Science & Technology (“AST”) Team, of which New West is a key partner. This technical support contract is the successor to the work performed through the JV and provides professional and engineering services across EERE’s five offices for three years: Energy Efficiency, Renewable Power, Strategic Programs, Transportation and Business Operations. The contract has a total contract value of up to $85 million, of which New West is expected to receive approximately 25%; however, based upon the final allocation of work, this could change. Since the new contract was awarded in September 2014, it has been under protest with the General Accounting Office (“GAO”) under allowable procedures. In December 2014, we received an additional 6-month extension to the existing contract through June 2015. On February 23, 2015 the GAO announced that it denied the protest. The new contract is now active and transition is underway. We expect the new contract to be fully in place by June 30, 2015, at which time we plan to wind down the JV activity and terminate the JV. The impact on our consolidated revenues after the transition to the follow-on contract will be significant as we will no longer include the operations of the JV.

On March 23, 2015, New West was selected by the U.S. Department of Health and Human Services (HHS) as one of the prime contractors for a Multiple Award IDIQ contract, with a ceiling of $500 million over 10 years. This multi-purpose technical, analytical, and support services contract with HHS includes services for policy and program assessments; data collection and analysis; performance measurements; and auxiliary services. Cybergy’s SmartFile technology will be incorporated as a unique feature in the services provided by New West. The contract has a 5-year base period of performance and includes one 5-year extension option. The global value of the contract is $500 million and task orders under the contract will be awarded on limited competition among individual awardees of the contract.

Year ended December 2014

The Company’s fiscal year ended on December 31. Our balance sheet dates are referred to herein as December 2014 and 2013, respectively. Our annual periods are referred to herein as 2014 and 2013.

Partners was formed in June of 2013 and its operations were composed mostly of startup and acquisition costs during that period.

For the year ended December 2014 approximately 89% of our consolidated revenues, and 69% of Partners revenues, were due to our contract with the Department of Energy. We consolidate the revenues and related costs of the JV and provide back office accounting and reporting services for the JV. The revenue and cost of revenues information below is presented for comparison and analysis purposes and because management believes that such information is informative as to the level of our business activity and useful in managing our operations.

The following table breaks out the operations of Partners and the JV for the 2014.

	Year Ended December 2014
	Partners	NW - Energetics JV	Consolidated
Contract Revenue	$11,374,000	$20,637,000	$32,011,000
Cost of Revenue:
Other Direct Costs	1,542,000	20,238,000	21,780,000
Direct Labor Costs	4,340,000	-	4,340,000
Total	5,882,000	20,238,000	26,120,000
Gross Margin	$5,492,000	$399,000	$5,891,000
Gross Margin %	48.3%	1.9%	18.4%

Revenues and cost of revenue

Our revenues decreased during the year due primarily to a 27.8% decrease in average billable hours at New West comparing the 1st quarter of 2014 to the 4th quarter of 2014. The decrease in billable hours was due to: (i) the winding down of New West’s activity associated with the JV contract, (ii) delays in government contract awards and funding, (iii) the expiration of programs without follow-on contract awards, and (iv) the impact of holidays during the fourth quarter. This decrease in billed hours was offset by an increase of $400,000 of new 3rd party billings by Primetrix, a slight increase in average bill rate, and increased billings through the JV and its other partners.

Our cost of revenue decreased 25.6% comparing the same periods as above. The decrease corresponds to the decrease in revenue, offset by end of contract cost compression.

Gross profit and gross margin percentage

Gross profit decreased $481,000, or 27.2%, from the 1st quarter of 2014 to the 4th quarter of 2014 as a result of the items noted above. Consolidated quarterly gross margin percentage fluctuated during the year from between 20.1% to 16.2% based on the mix of revenue type and related costs.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses increased primarily due to the purchase of New West and merger with MKHD, including increased legal and professional fees and additional financial personnel, offset by a decrease in headcount during the year. Included in SG&A are merger and acquisition (“M&A”) costs of approximately $12,778,000, an increase of $12,343,000 due primarily to shares issued for advisory services related to the merger. Included in SG&A is approximately $206,000 related to the selling Members severance agreement. Also included in 2014 SG&A was approximately $245,000 related to legacy mentor programs which were eliminated in the 2nd quarter.

We expect recurring SG&A expenses to increase in 2015 as a result of the associated costs of being a public company, merger and acquisition activity, as well as increased focus on the growth of Labs.

The increase in depreciation and amortization of $973,000 was due primarily to the intangible assets with a gross value of $2,563,000 and property and equipment with a net book value of $1,087,000 added in the acquisition of New West.

Operating loss vs. 2013

Our operating loss increased by $15,048,000 in 2014 as compared to 2013. The increased loss was due to additional SG&A cost associated with the acquisition of New West and other SG&A as discussed above, the non-cash advisory services costs, offset by gross margin contribution from the acquisition of New West.

Interest expense increased as result of the debt incurred in the acquisition of New West and the merger which included amortization of debt discount and issuance costs of $437,000.

Other expense relates to the revision of the estimated pay out of the earn out notes to the selling Member and $204,963,000 related to the fair value adjustment of the derivative liabilities.

Provision for Income Taxes

Income tax expense attributable to income from operations for 2014 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax loss from operations primarily as a result of state tax credit, the release of Partners valuation allowance related to its 2013 net operating loss carry forward, non-deductible acquisition costs and fair value adjustment of the derivative liabilities.

The Company established initial deferred tax liabilities associated with the identifiable intangible assets related to the acquisition of New West and change in entity tax status in the amount of $1,523,000.

Additionally in 2014, we established a valuation allowance of $4,616,000 for certain of our deferred tax assets. The valuation allowance results from the uncertainty regarding the Company’s ability to produce sufficient taxable income in future periods necessary to realize the benefits of the related deferred tax assets.

Cash Flows

Cash and cash equivalents increased $1,415,000 during 2014 due primarily to the activities described below.

Operating Activities

Cash used in operating activities was $1,593,000. The change is attributable to a decrease in cash due to an adjusted operating loss of $2,921,000, offset by an increase of $1,328,000 due to changes in the levels of operating assets and liabilities primarily the result of the timing of cash receipts and payments of the JV. Our largest operating asset is our accounts receivable. Our largest operating liabilities are our accounts payable and accrued expenses. A significant portion of our accounts receivable and accounts payable activity results from the use of subcontractors to perform work on our contracts. Accordingly, our levels of accounts receivable and accounts payable may fluctuate depending on the timing of the government services ordered, government funding delays, the timing of billings received from subcontractors, and the timing of payments received from government customers in payment of these services. Such timing differences have the potential to cause significant increases and decreases in our accounts receivable and accounts payable in short time periods.

Investing Activities

Cash provided by investing activities was $472,000. This was due to $897,000 received in the acquisition of New West, offset by the $500,000 payment to the Member for the acquisition of New West, the repayment of Notes receivable of $97,000, and $45,000 of equipment purchases.

Financing Activities

Cash provided by financing activities was $2,536,000. This was primarily due to $3,525,000 provided by the issuance of our convertible debentures related to the acquisition of New West and MKHD as well as borrowings on our revolving credit agreement of $56,000. These sources were offset by debt payments of $665,000 and debt issuance costs of $380,000.

Unaudited Pro Forma Statement of Operations for the year ended December 2013

The Unaudited Pro Forma Statement of Operations for the year ended December 2013 represents the historical statement of operations as if the merger and acquisition of New West had been consummated on January 1, 2013 and includes the results of operations for Partners and Labs during 2013. We present the unaudited pro forma financial information for informational purposes only. The pro forma information is not necessarily indicative of what our operating results actually would have been had we completed the merger and acquisition on January 1, 2013. In addition, the unaudited pro forma financial information does not purport to project the future financial position or operating results of Cybergy. The revenue and cost information below is presented for comparison and analysis purposes and because management believes that such information is informative as to the level of our business activity and useful in managing our operations.

	Years Ended December
	2014	2013
	As reported	Pro forma
Contract revenue	$32,011,000	$35,490,000
Cost of services	26,120,000	27,904,000
Gross profit	5,891,000	7,586,000
Operating expenses
Selling, general and administrative	7,645,000	7,780,000
Merger and acquisition	12,778,000	435,000
Depreciation and amortization	1,014,000	1,026,000
Total operating expenses	21,437,000	9,241,000
Operating (loss)	(15,546,000)	(1,655,000)
Other expense
Interest expense, net of interest income	1,152,000	1,934,000
Change in fair value of derivative liabilities	204,963,000	-
Other	360,000	36,000
Total other expense	206,475,000	1,970,000
Income (loss) before income taxes	(222,021,000)	(3,625,000)
Income tax (benefit) expense	(1,037,000)	-
Net (loss)	(220,984,000)	(3,625,000)
Net income attributable to non-controlling interest in joint venture	18,000	35,000
Net (loss) attributable to Cybergy	$(220,966,000)	$(3,590,000)

Financial Condition

Our financial condition changed significantly in 2014. We acquired New West and merged with MKHD. As a result of the acquisition of New West, we incurred initial long-term debt of $6,530,000. Concurrent with the merger with MKHD, we incurred additional long-term debt of $2,525,000. Changes to other asset and liability accounts were due primarily to our operating losses, our level of business activity, subcontractor and vendor payments required to perform our work, and the timing of associated billings to and collections from our customers.

Liquidity and Capital Resources

For the year ended December 2014, the Company had negative cash flows from operations of $1,593,000. In September and October of 2014, the Company raised net proceeds of approximately $2.3 million through the issuance of the Follow-on notes (see Note I in the Notes to Consolidated Financial Statements). Through March 2015, the Company has financed its operations primarily through the sale of these notes. In April 2015, the Company received term sheets to obtain funding for working capital purposes through the sale of Series C preferred stock and a bridge loan agreement.

Additionally, we have engaged a financial advisor to raise capital through the sale of stock, issuance of convertible debt or asset based loans, which has a track record of successfully raising capital for hundreds of development stage to mid-cap scale companies.

Based on current projections, Management believes the Company will need additional capital in 2015 of approximately $2.4 million to further fund operations, market expansion of the SmartFile software, and service debt. The Company intends to cover its future operating expenses through additional financing from existing and prospective investors, revenue from existing and new contracts, revenue from potential grants and collaborative marketing agreements, as well as revenue from the commercialization of products and services. However, we may not be successful in obtaining funding from new or existing collaborative agreements or the commercialization of our products and services. Further, actual revenue may be less than forecasted.

There can be no assurance that we will be successful in increasing our operating cash flows sufficient to sustain our operations through 2015. The timing and degree of any future financing requirements will depend on the accuracy of the assumptions underlying our estimates for operating cash needs in 2015.

We cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs or relinquish rights to our technology on less favorable terms than we would otherwise choose. Failure to obtain adequate financing could eventually adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to the long-term survival of the company, it could have a major adverse effect on our ability to continue to function as a going concern.

We expect, although there can be no assurances, that the convertible debentures will convert to equity before their maturity dates.

The maximum amount of credit available to us from the revolving credit agreement is limited due to the billing process and related nature of the JV. Although there can be no assurances, upon the transition to the follow-on contract, we believe the billings will be eligible for higher funding limits under the revolving credit agreement. We were fully funded under our revolving line of credit as of December 2014.

We pay principal and interest on the term loan borrowings and revolving loan borrowings as required by the underlying debt agreements.

As a result of the Member litigation (See Note L in the Notes to Consolidated Financial Statements), we stopped making payments on the First notes as of September 1, 2014, and all due dates related to the Acquisition notes are suspended pending the outcome of the case.

At December 2014, the Company was in technical default of the tangible net worth requirement under our revolving line of credit agreement as a result of recording the Derivative and put liabilities. The bank provided a waiver as of December 2014. The bank has continued to fund under the line of credit. As of April 13, 2015, we had no borrowings outstanding under the revolving line of credit. The Company expects to be in technical default as of March 2015. The impact on our cash flow, should the bank discontinue funding, would be short term as collections from Contract receivables would be directed to our operating account.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Our contractual cash obligations as of December 2014, including other accrued liabilities, long-term debt, and commitments for future payments under non-cancelable lease arrangements, and service agreements, are summarized in the table below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Accrued liabilities	$334,000	$187,000	$147,000	$-	$-
Long-term debt, excluding Acquisition notes	3,636,000	1,057,000	2,569,000	10,000	-
Acquisition notes (1)	5,634,000	3,800,000	1,834,000	-	-
Operating leases and other service agreements	3,245,000	849,000	1,360,000	885,000	151,000

Total contractual cash obligations	$12,849,000	$5,893,000	$5,910,000	$895,000	$151,000

______________

(1) As a result of the Member litigation (See Note L in the Notes to Consolidated Financial Statements), all due dates are suspended pending the outcome of the case.

Inflation and Pricing

Most of our contracts provide for estimates of future labor costs to be escalated during the contract period and for any option periods, while the non-labor costs in our contracts are normally considered reimbursable at cost. Our property and equipment consists principally of computer systems equipment, furniture and fixtures, and building improvements. We do not expect the overall impact of inflation on replacement costs of our property and equipment to be material to our future results of operations or financial condition.

Quantitative and Qualitative Disclosures About Market Risks

We are exposed to certain market risks from transactions we enter into in the normal course of business. Our primary market risk exposure relates to interest rate risk.

Interest Rates

Our revolving credit agreement provides available borrowing to us at variable interest rates. Accordingly, future interest rate changes could potentially put us at risk for an adverse impact on future earnings and cash flows.

The valuation of the derivative liability requires the use of the volatility estimates of our common stock and long-term interest rates. Changes in the stock price and volatility, as well as changes in interest rates, may have a significant non-cash impact on the warrant and conversion features valuation and net income in future periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 Our financial statements and the related notes begin on Page F-1, which are included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

MKHD historically retained Anton & Chia, LLP (“A&C”) as the principal accountant. Effective November 20, 2014, the Board of Directors of the Company dismissed A&C as its independent registered accountant and engaged Mayer Hoffman McCann P.C. (“MHM”) to serve as its independent registered accounting firm. A&C’s audit reports on the financial statements of MKHD for the fiscal years ended December 31, 2013 and 2012 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that, the audit reports included an explanatory paragraph with respect to the uncertainty as to the Company’s ability to continue as a going concern. During the years ended December 31, 2013 and 2012 and during the subsequent interim period preceding the date of A&C’s dismissal, there were (i) no disagreements with A&C on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, and (ii) no reportable events (as that term is defined in Item 304(a) (1) (v) of Regulation S-K).

Prior to engaging MHM, the Company did not consult with MHM regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

On October 3, 2014, Cybergy entered into the Merger Agreement with Partners surviving the Merger as a wholly-owned subsidiary of MKHD. The Merger of Partners and MKHD, a non-operating public shell corporation, resulted in the owners and management of Partners obtaining actual and effective voting and operating control of the combined company. As a result of the timing of the merger, we were unable to conduct an assessment of the private operating company or accounting acquirer’s internal control over financial reporting in the period between the merger date and the date of management’s assessment of internal control over financial reporting required by Item 308(a) of Regulation S-K.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Auditor’s Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to rules of the Securities and Exchange Commission.

Material Weakness

While identified as an issue during interim procedures, during the year-end audit the measurement of the put option at fair value was not identified by management on a timely basis. Additionally, the subsequent third party valuation report utilized the incorrect number of shares which resulted in the potential understatement of the liability by a material amount.

We are currently evaluating our procedures to ensure timely valuation of the features of our debt and equity financing arrangements which require fair value measurement in the financial statements. Further, we are evaluating our procedures to ensure any reports produced by external specialists are reviewed appropriately to ensure the validity of the calculations.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is certain information regarding our current executive officers and directors. Each of the directors listed below will serve until our next annual meeting of stockholders or until his or her successor is elected and qualified. All directors hold office for one-year terms until the election and qualification of their successors. The following table sets forth information regarding the members of our Board of Directors and our executive officers:

Name	Age	Positions Held
Mark Gray	57	Chief Executive Officer and Chairman of the Board of Directors
Dan Hollenbach	59	Chief Financial Officer
Jennifer Cockrum	39	Chief Administrative Officer
David Carey	70	Director
Wyly Wade	40	Chief Technical Officer and Director
Tom A. Vukota	41	Director

Management Team

Biographies for the members of our current Board of Directors and our executive officers who are not members of our Board of Directors are provided below.

Mark Gray has served as the Chief Executive Officer of Partners since September 2014. From June 2013, as founder and Chairman of Partners, he led the acquisition of New West and BION Enterprises, LLC by Partners, including all phases of capital formation and M&A transactions. From September 2011 to date, he was the Chief Executive Officer of BION Enterprises, LLC, a company focused on development of cybersecurity and intelligence software, including SmartFile, for the U.S. Federal Government and commercial enterprise software marketplace. From June 2009 until September 2011, he was a member of the Board of Directors, and 40% shareholder of Tessada and Associates, Inc. a top-secret cleared US Federal Government contractor supporting NASA, State Department and Department of Defense with approximately 500 employees. Prior to 2009, he was managing director of Gray Capital Partners, LLC. Gray Capital Partners, LLC is a family trust office specializing in control investments in small to mid-size companies with sector focus on U.S. government contractors, cybersecurity, IT products and services both in the U.S. and internationally. He attended Rhodes College in Memphis, Tennessee.

Dan Hollenbach became the Chief Financial Officer of Partners in May 2014. Prior to joining the Company, he led the consulting practice for Robert Half Management Resources in Colorado from June 2010 to May 2014. From August 2004 to July 2009, Dan was the CFO for Global Employment Holdings (OTC: GEYH), a national staffing, consulting and PEO company. Mr. Hollenbach began his career in the Audit and Assurance Services practice of EY before entering the corporate world. He has over three decades of experience in corporate accounting and ﬁnance, including expertise in IPOs, SEC reporting, mergers and acquisitions, Sarbanes-Oxley, treasury management, process improvement, and all phases of audit, tax, and reporting. Additionally, he has served on audit committees and led negotiations of multiple senior debt restructurings. He is an active CPA, licensed in Texas, holds a CGMA certification, and received his B.B.A. in accounting from Texas Tech University.

Jennifer Cockrum became the Chief Administrative Officer of Partners in June 2014, and also serves as President of Primetrix, LLC. Ms. Cockrum has been an employee of New West Technologies since 2011, when she joined New West, as the Director of Business Development. From 2007 to 2011, Ms. Cockrum served as a Director of Human Resources of Pepsico, where she handled the human resource and personnel needs of an employee population totaling 800 bargaining unit employees and 75 managers and executives on site. Ms. Cockrum has over 15 years of experience in operations management, human resources, employee benefit plan management, and business development. Ms. Cockrum received her Bachelors’ degree in Economics from the University of Notre Dame, and her Masters’ Degree in Human Resources Development from Villanova University, and is a certified Senior Professional of Human Resources. She has also served on several business and community Boards and committees that focus on recruiting and retaining minority employees.

David Carey has been a director of Partners since its inception. Mr. Carey is a former Executive Director of the Central Intelligence Agency. Since July 2009, Mr. Carey has served on the governance Board of DRS Technologies, and beginning in spring 2014 serves on the governance Board of Qinetiq North America, a Qinetiq plc company. Mr. Carey also serves on a number of Advisory Boards, including the Advisory Board of Raytheon Cyber Products. Mr. Carey is also on the Board of Directors of ImageWare Systems Inc. Mr. Carey also consults with companies both independently and as an affiliate of the Command Consulting Group. From April 2005 to August of 2008, Mr. Carey served as Executive Director for Blackbird Technologies, which provides state-of-the-art IT security expertise, where he assisted the company with business development and strategic planning. Prior to joining Blackbird Technologies, Mr. Carey was Vice President, Information Assurance for Oracle Corporation from September 2001 to April 2005. Mr. Carey worked for the CIA for 32 years until 2001. During his career at the CIA, Mr. Carey held several senior positions including that of Executive Director, often referred to as the Chief Operating Officer or No. 3 person in the agency, from 1997 to 2001. Before assuming that position, Mr. Carey was Director of the DCI Crime and Narcotics Center, the Director of the Office of Near Eastern and South Asian Analysis, and Deputy Director of the Office of Global Issues. Mr. Carey is a graduate of Cornell University and the University of Delaware. Mr. Carey’s experience in government contracting will be an asset to the Board of Directors.

Wyly Wade has been our Chief Technical Officer since June 2014 and a director of Partners since its inception. Mr. Wade has over 20 years’ experience in cybersecurity, big data and identification technologies. He has worked with Partners and its subsidiaries New West, as an advisory board member, and Cybergy Labs in various capacities, including Chief Technical Officer, since January 2013. He also has served as the Chief Technology Innovation Officer at SEAF, a global investment firm, since September 2013. Since 2009, he has served as a Social Protection Consultant for the World Bank specializing in complex biometric technologies and government policy. During this time Mr. Wade worked with the governments of India, Pakistan, Vietnam, Bangladesh, Maldives, Ghana, Mexico, Tajikistan and Djibouti. Since 2005, he has been a partner at XAltitude, a consulting firm. From 2009 to 2012, Mr. Wade as a member of the core team of both The Unique Identification Authority of India (UID) and Rashtriya Swasthya Bima Yojana (RSBY) the largest biometric identification project and the largest health insurance project in the world. The Board of Directors will benefit from Mr. Wade’s experience in the cybersecurity field.

Tom Vukota has been a director since November 2014. Mr. Vukota is founder, President and Chief Investment Officer of Vukota Capital Management, a boutique alternative investment management firm founded in early 2010. Mr. Vukota was previously a Managing Director of Manulife Financial’s (parent of John Hancock) alternative asset management division where he spent 10 years from 2000 to 2010. Mr. Vukota sits on advisory Boards of several private entities. He has accumulated over 20 years of experience in the investment industry, possessing diverse alternative asset management experience. He earned a Bachelor of Science Degree in Finance from the University of Vermont. He also holds a Certified Management Accountant designation and a Chartered Financial Analyst designation. He is also a member of the Institute of Management Accountants and the CFA Institute. His financial and accounting background will be valuable to the Board of Directors.

Certain Significant Employees

None.

Family Relationships

Our directors and executive officers are not related by blood, marriage or adoption.

Board of directors

Our bylaws provide that the size of the board of directors shall be determined from time to time by our board of directors. Our board of directors currently consists of four members, one of whom is our chief executive officer, who devotes his full time to our affairs. Our non-employee directors devote the amount of time to our affairs as necessary to discharge their duties.

Independent Directors

Tom Vukota and David Carey are “independent directors” and Tom Vukota qualifies as an audit committee financial expert as those terms are defined by listing standards of the national securities exchanges and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 under the Securities Exchange Act of 1934. We intend to add additional independent directors in order to meet listing requirements of a national securities exchange, in accordance with the phase-in provisions of NASDAQ Rule 5615(b).

Committees of the Board of Directors

Currently, our independent Board of Director members serve on the audit, nominating, and corporate governance committees. Additionally, Mr. Gray serves on the nominating and compensation committees. The Board of Directors has adopted charters relative to its audit committee, compensation committee and nominating committee. We intend to appoint persons to the Board of Directors and committees of the Board of Directors as required meeting the corporate governance requirements of a national securities exchange, in accordance with the phase-in provisions of NASDAQ Rule 5615(b). We intend to appoint directors in the future so that we have a majority of our directors who will be independent directors.

Audit Committee

The audit committee’s duties under the terms of its charter are to recommend to our Board of Directors the engagement of independent auditors to audit our financial statements. The audit committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee oversees the independent auditors, including their independence and objectivity. However, the committee members are not acting as professional accountants or auditors, and their functions are not intended to duplicate or substitute for the activities of management and the independent auditors. The audit committee is empowered to retain independent legal counsel and other advisors as it deems necessary or appropriate to assist the audit committee in fulfilling its responsibilities, and to approve the fees and other retention terms of the advisors. The audit committee members possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee

The compensation committee has certain duties and powers as described in its charter, including but not limited to periodically reviewing and approving our salary and benefits policies, compensation of our executive officers, administering our stock option plans, and recommending and approving grants of stock options under those plans. The committee is currently drafting its charter and will include it in the annual proxy statement.

Nominating Committee

Under the charter of our nominating and corporate governance committee, the nominating and corporate governance committee considers and makes recommendations on matters related to the practices, policies and procedures of the Board of Directors and takes a leadership role in shaping our corporate governance. As part of its duties, the nominating and corporate governance committee assesses the size, structure and composition of the Board of Directors and its committees, coordinates evaluation of Board performance and reviews Board compensation. The nominating and corporate governance committee also acts as a screening and nominating committee for candidates considered for election to the Board of Directors. The company identifies candidates for the Board based on input from current board members and recommendations from our financial and business partners. The Board evaluates candidates to be nominated as directors based upon the business background or expertise that the individual will bring to the Board. No candidates for director nominees have been put forward by shareholders to date. If this occurs, its process for considering such candidates will be the same. No candidates have put forward by large, long-term security holders or groups of security holders.

Compensation Committee Interlocks and Insider Participation

None of our directors or executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

Summary compensation table

The table below sets forth, for 2014, the compensation earned by (i) each individual who served as our principal executive officer, and (ii) our most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers at the end of the last fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (d)	All Other Compensation ($)	Total ($)
Mark Gray, Chairman and CEO (a)	2014	$108,333	$9,285	$-	$5,740	$123,358
Dan Hollenbach, CFO (b)	2014	$91,814	$1,017	$15,674	$-	$108,505
Jennifer Cockrum, CAO (c)	2014	$172,334	$1,451	$17,295	$6,600	$197,680

________________

(a)	Mr. Gray’s employment started on June 1, 2014. Other includes relocation allowance.
(b)	Mr. Hollenbach’s employment started on May 12, 2014.
(c)	Other includes car allowance.
(d)	Grant date fair value computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal Year-End

The following table indicates our outstanding equity awards as of December 31, 2014.

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Mark Gray	-	-	-	-	-
Dan Hollenbach	586,193	2,930,969	-	$.00008	5/21/2024
Jennifer Cockrum	970,251	2,910,756	-	$.00008	3/17/2024

In January 2015, the Board of Directors granted 83,333 incentive stock options to Wyly Wade, Director and Chief Technical Officer at an exercise price of $2.40, the closing price of our stock on the grant date.

Equity Compensation Plan Information

Cybergy Holdings Stock Plan

On November 21, 2014, the Board unanimously approved and adopted the Cybergy Holdings 2014 Stock Plan (the "Stock Plan"), which became effective when it was approved by the Consenting Stockholders. The Stock Plan will permit the grant of incentive and non-qualified stock options and other stock-based awards to employees and consultants.

Maintaining an effective equity compensation program in which our employees, directors and consultants participate is a key component of achieving our long-term goals. The Board believes that the Stock Plan will afford us the ability to design compensatory awards that are responsive to our needs, including our ability to continue to attract and retain key employees and directors, motivate such individuals to achieve long-range goals, and allow such individuals to participate in our long-term growth and financial success.

Summary of the Stock Plan

The following summary of the material terms of the Stock Plan is qualified in its entirety by reference to the complete text of the Stock Plan. You should read the complete text of the Stock Plan for more details regarding the operation of the Stock Plan.

Purpose The purpose of the Stock Plan is to promote our interests and those of our stockholders by attracting and retaining key officers, employees, directors and consultants; motivating such individuals by means of performance-related incentives to achieve long-range performance goals; enabling such individuals to participate in our long-term growth and financial success; encouraging ownership of our stock by such individuals; and linking their compensation to our long-term interests and those of our stockholders.

Administration The Stock Plan will be administered by the Board of Directors or a committee (“Committee”) that has and may exercise such powers and authority of the Board as may be necessary or appropriate for the Committee to carry out its functions as described in the Stock Plan. The Board and/or the Committee have authority to prescribe, amend, and rescind rules and regulations relating to the Stock Plan. All interpretations, determinations, and actions by the Committee will be final, conclusive, and binding upon all parties. No member of the Board or the Committee will be liable for any action or determination made in good faith by the Board or the Committee with respect to the Stock Plan or any Award under it.

Eligible Participants Awards may be granted to employees and consultants of the Company or any of its subsidiaries in the sole discretion of the Board or the Committee. In determining the persons to whom awards shall be granted and the type of Award, the Board or the Committee shall take into account such factors they shall deem relevant in connection with accomplishing the purposes of the Stock Plan. Each award will be evidenced by an agreement and may include any other terms and conditions consistent with the Stock Plan as the Board or the Committee may determine.

Shares Subject to the Stock Plan The maximum number of shares of our common stock that may be issued pursuant to awards under the Stock Plan is 72,769,000 shares of the Company’s common stock. Each share issued pursuant to an award will reduce the shares reserved by one share.

Limitations on Awards The Company shall not grant an ISO under the Stock Plan to any Employee if such Grant would result in such Employee holding the right to exercise for the first time in any one calendar year, under all ISO’s granted under the Stock Plan or any other plan maintained by the Company, options with respect to shares of common stock having an aggregate fair market value, determined as of the date the Option is granted, in excess of $100,000.

Stock Options A stock option represents the right to purchase a specified number of shares during a specified period of up to ten years. The award agreement will set forth the number of shares subject to the stock options, the option price, and the conditions and limitations applicable to the exercise of the stock options as determined by the Compensation Committee. The option price of stock options may not be less than the fair market value on the date that such stock options are deemed to be granted under the Stock Plan. With respect to incentive stock options, the terms and conditions of such stock options will be subject to and comply with Section 422 of the Internal Revenue Code. To the extent the aggregate fair market value (determined at the time the incentive stock option is granted) of the shares with respect to which all incentive stock options are exercisable for the first time by an employee during any calendar year exceeds $100,000, or if stock options fail to qualify as incentive stock options for any other reason, such stock options will constitute non-qualified stock options. Incentive stock options may not be granted to any individual who, at the time of grant owns stock possessing more than 10% of the total combined voting power of all of our outstanding common stock or any of our subsidiaries, unless the exercise price is not less than 110% of the fair market value of the common stock on the date of the grant and the exercise of such option is prohibited by its terms after the expiration of five years from the date of grant of such option.

Restricted Shares The Board or the Committee may impose conditions on any shares granted or sold pursuant to the Stock Plan as it may deem advisable, including, without limitations, restrictions under the Stock Exchange Act of 1934.

Transferability of Awards Except as otherwise permitted in an award agreement or by the Board or Committee; awards under the Stock Plan are not transferable other than by a participant's will or the laws of descent and distribution.

Term and Amendment No new awards may be granted under the Stock Plan after the tenth anniversary of its adoption by the Board, November 21, 2024. The Board may amend, alter, suspend, discontinue or terminate the Stock Plan at any time; however, no amendment, alteration, suspension, discontinuation or termination may be made without stockholder approval if approval is necessary to comply with any tax or regulatory requirement for which or with which the Board deems it necessary or desirable to comply.

Director Compensation

None of our directors received compensation during the fiscal years ended December 2014, 2013 or 2012 for services provided as a director except reimbursement of ordinary and reasonable expenses incurred in exercising their responsibilities and duties as a director. Directors that serve as employees will not receive any compensation for their service on the Board of Directors. While there are currently no compensation plans in place for our non-employee directors, the compensation policy is currently under review. We expect this plan will include a combination of cash, long term incentive, and reimbursement of ordinary and reasonable expenses incurred in exercising their responsibilities and duties as a director.

Employment Contracts and Termination of Employment and Change in Control

We have entered into employment agreements with our new executive officers as described below.

Mark Gray — Chief executive officer and chairman of the Board of Directors

Mr. Gray’s employment agreement provides for an annual base salary of $200,000 and an annual bonus tied to Cybergy meeting certain targets and performance criteria for Mr. Gray established by our compensation committee. Our compensation committee reviews and may change Mr. Gray’s base salary and bonus at least annually. In March 2015, Mr. Gray began receiving a car allowance of $550 per month under the terms of the Executive Vehicle Benefit policy. On November 1, 2014, in connection with Mr. Gray’s relocation to the Maryland office, the Board authorized a relocation package for Mr. Gray, a summary of which is presented below:

•	An amount not to exceed $10,000 for moving household goods and personal effects and,

•

For a period of not-to-exceed nine months, a $2,500 per month rental allowance to allow for temporary living and utilities and up to $400 per month for storage of household goods while the Mr. Gray is in temporary housing.

Mr. Gray’s employment agreement was effective as of June 1, 2014 and is continuing until June 1, 2017 or his death, disability, dismissal (for or without cause), change of control or resignation. The Company may terminate Mr. Gray’s employment at any time by giving at least ninety (90) days’ prior notice and he will be entitled, after execution of our standard form release agreement, to a severance payment in the amount equal to three months’ salary plus one year of Mr. Gray’s annual base salary, any unpaid bonus, vacation, and any amounts due under the EPA.

Mr. Gray’s employment agreement, as well as a noncompetition agreement contains customary non-disclosure, non-solicitation and noncompetition provisions.

Dan Hollenbach — Chief financial officer and principal accounting officer

Mr. Hollenbach’s employment agreement provides for an annual base salary of $185,000 and an annual bonus tied to Cybergy meeting certain targets and performance criteria for Mr. Hollenbach established by our compensation committee. Our compensation committee reviews and may change Mr. Hollenbach’s base salary and bonus at least annually. Mr. Hollenbach will be entitled to a car allowance of $550 per month in May 2015 under the terms of the Executive Vehicle Benefit policy.

Mr. Hollenbach’s employment agreement was effective as of November 1, 2014 and is continuing until November 1, 2017 or his death, disability, dismissal (for or without cause), change of control or resignation. The Company may terminate Mr. Hollenbach’s employment at any time by giving at least ninety (90) days’ prior notice and he will be entitled, after execution of our standard form release agreement, to a severance payment in the amount equal to three months’ salary. Should there be a sale of the Company that results in the termination of Mr. Hollenbach’s employment or a material adverse change in his duties and responsibilities, he will be entitled to a lump-sum payment of one times the amount of his annual base salary; and lump-sum payment equal to twelve months of his health and welfare benefit costs, grossed up, to cover twelve months of COBRA payments.

Mr. Hollenbach’s employment agreement, as well as a noncompetition agreement contains customary non-disclosure, non-solicitation and noncompetition provisions.

Jennifer Cockrum — Chief administrative officer and President of Primetrix

Ms. Cockrum’s employment agreement provides for an annual base salary of $205,000, a 2% annual salary adjustment, and an annual bonus tied to Cybergy and Primetrix meeting certain targets and performance criteria for Ms. Cockrum established by our compensation committee. Ms. Cockrum also receives the use of a company-provided automobile under the terms of the Executive Vehicle Benefit policy. Our compensation committee reviews and may change Ms. Cockrum’s base salary and bonus at least annually.

Ms. Cockrum’s employment agreement was effective as of May 1, 2013 and is continuing until May 1, 2016 or her death, disability, dismissal for cause, or resignation. The Company may terminate Ms. Cockrum’s employment at any time for cause, as defined. On May 1, 2016, if she is still employed by the Company, she is entitled to a Retention Bonus equal to 50% of her then effective annual salary.

Ms. Cockrum’s employment agreement, as well as a noncompetition agreement contains customary non-disclosure, non-solicitation and noncompetition provisions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of April 13, 2015 by:

•	each person who is known by us to beneficially own more than 5% of our issued and outstanding shares;
•	our named executive officers;
•	our directors; and
•	all of our executive officers and directors as a group.

Beneficial ownership as determined in Rule 13d-3 under the Exchange Act includes common stock acquirable upon exercise or conversion of securities of the Company within 60 days and common stock beneficially owned by an entity or person controlled directly or indirectly, through any contract, arrangement, understanding or otherwise.

	Common Stock (1)		Series B Preferred Stock (2)		Series C Preferred Stock (3)		% Total VotingPower (4)
Name and Address of Beneficial Holder	No. of shares	% of Class	No. of shares	% of Class	No. of shares	% of Class

Officers and Directors and 5% Shareholders

Mark Gray (5)			1,000	100%	6,670,480	12.7%	9.2%
David Carey (5)					-	-	-
Wyly Wade (5)					6,670,480	12.7%	9.2%
Tom Vukota (6)					163,910	0.3%	0.2%
Dan Hollenbach (5)	879,290	4.1%			-	-	1.2%
Jennifer Cockrum (5)(1)	1,293,669	5.9%			-	-	1.7%
Officers and Directors as a Group	2,172,959	9.6%			13,504,870	25.8%	20.9%
Neal Goldman (5)(7)					4,812,800	9.2%	6.6%
Andrew Westlund (5)					2,425,629	4.6%	3.3%

MMCAP International Inc. SPC (7) Bermuda Commercial Bank Building 19 Par-La-Ville Road Hamilton, HM 11 Bermuda Matthew MacIsaac, Director					4,556,800	8.7%	6.3%

Access Alternative Group S.A. Suite 104B, Saffrey Square Building Bank Lane, Nassau, Bahamas Robert Montgomery, President	510,650	2.5%			3,118,540	6.0%	5.0%

Birch First Advisors LLC Birch First Global Exempt Fund Inc. 205 Worth Avenue, Ste. 201 Palm Beach, Florida 33480 Pier S. Bjorklund, Managing Director	5,999,263	29.3%			2,383,915	4.6%	11.5%

Ross Macleod 2923 Duncairn Dr L5M 5V7 Mississauga, ON Canada	2,850,001	13.9%			-	-	3.9%

Seton Securities International LTD. Lyford Cay House, 1st Floor Lyford Cay, PO Box CB 13401 Nassau, Bahamas	1,962,069	9.6%			-	-	2.7%

James S. Williamson c/o Core Capital Group 5526 N. Academy Blvd., Suite 203Colorado Springs, CO 80918					9,270,755	17.7%	12.7%

James S. Williamson 2012 Irrevocable Trust c/o Core Capital Group 5526 N. Academy Blvd., Suite 203Colorado Springs, CO 80918 Mark Andrew Fowler, Trustee					6,180,503	11.8%	8.5%

_______________

(1)	Based on 20,470,229 shares of common stock outstanding as of April 13, 2015 and 2,172,959 shares of common stock underlying option grants issued under the 2014 Stock Plan, vested as of April 13, 2015.

54

(2)

Based on 1,000 Series B Preferred issued and outstanding as of April 13, 2015. Each share of Series B Preferred shall be entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Corporation and shall be entitled to one (1 vote of share of common stock for each share of Series C Preferred owned at the record date for the determination of stockholders entitled to vote on such matters.)

(3)

Based on 52,378,436 Series C Preferred issued and outstanding as of April 13, 2015. Each share of Series C Preferred shall be entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Corporation and shall be entitled to one (1 vote of share of common stock for each share of Series C Preferred owned at the record date for the determination of stockholders entitled to vote on such matters.

(4)

Percentage Total Voting Power represents total voting power for each beneficial owner with respect to all shares of our common stock, Series B Preferred and Series C Preferred, assuming conversion of our Senior Secured Convertible Debentures and exercise of warrants beneficially owned as of April 13, 2015.

(5)	Address is c/o Civergy Partners, Inc., 10333 E Dry Creek Road, Suite 200, Englewood, CO 80112.
(6)

Represents shares owned by Vukota Multi-Strategy Fund, L.P., c/o Vukota Capital Management Inc., One DTC, 5251 DTC Parkway, Suite 1001, Greenwood Village, CO 80111. Mr. Vukota has voting power and investment power for this entity.

(7)	Includes 2,278,400 shares of Class C preferred stock issuable upon the conversion of a $1,000,000 convertible debenture.

Authorized and Outstanding Capital Stock

We have authorized capital stock currently consists of 3,000,000,000 shares of common stock, $0.0001 par value per and 250,001,000 shares of preferred stock, par value $0.0001 per share, consisting of 1,000 shares of Series B Convertible preferred stock and 250,000,000 shares of Series C Convertible preferred stock. Each share of the Series C preferred stock is convertible into 10 shares of our common stock.

As of December 31, 2014, we had 20,520,229 shares of common stock issued and 20,470,229 shares outstanding, held of record by 198 shareholders, 1,000 shares of Series B preferred stock, and 52,378,436 shares of Series C preferred stock outstanding.

Effective December 15, 2014 (the “Effective Date”), we amended our Articles of Incorporation filed with the State of Nevada to effect a reverse split of our common stock such that each 10 shares of our common stock issued and outstanding immediately prior to the Effective Date were combined into 1 share of our common stock (the “Reverse Stock Split”). No fractional shares were issued to any shareholder and, instead of issuing fractional shares; we roundup shares up to the nearest whole number. There was no change to the authorized number of shares. The conversion rate of any preferred stock, convertible debt, and warrants issued have been adjusted to reflect the Reverse Stock Split.

Common Stock

The holders of our common stock are entitled to one vote per share. In addition, the holders of our common stock will be entitled to receive ratably dividends, if any, declared by our Board of Directors out of legally available funds; however, the current policy of our Board of Directors is to retain earnings, if any, for operations and growth. Upon liquidation, dissolution or winding-up, the holders of our common stock are entitled to share ratably in all assets that are legally available for distribution. The holders of our common stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock, which may be designated solely by action of our Board of Directors and issued in the future.

Preferred Stock

Our Board of Directors are authorized, subject to any limitations prescribed by law, without further vote or action by our stockholders, to issue from time to time shares of preferred stock in one or more series. Each series of preferred stock will have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by our Board of Directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

It is not possible to state the actual effect of the issuance of any shares of preferred stock upon the rights of holders of our common stock until the Board of Directors determines the specific rights of the holders of our preferred stock. However, the effects might include, among other things:

•	impairing dividend rights of our common stock;
•	diluting the voting power of our common stock;
•	impairing the liquidation rights of our common stock; and
•	delaying or preventing a change of control without further action by our stockholders.

We currently have two classes of preferred stock outstanding.

Series B Preferred Stock

So long as any shares of Series B preferred stock remain outstanding: (i) the holders of shares of Series B preferred stock shall be entitled, voting separately as a single class, to elect three (3) directors of the Company.

So long as any shares of Series B preferred stock remain outstanding, the Company shall not, without first obtaining the approval of the holders of at least two-thirds of the then outstanding shares of Series B preferred stock voting together as a single class, undertake any action (whether by amendment of the Company’s Certificate of Incorporation or Bylaws or otherwise, and whether in a single transaction or a class of related transactions) that approves or effects any of the following transactions involving the Company or any of its subsidiaries:

•

alter or change the rights, preferences or privileges of the shares of Series B preferred stock or creates, whether by merger, consolidation, reclassification or otherwise, any new class or class of shares having rights, preferences or privileges senior to or on a parity with shares of the Series B preferred stock;

•	repurchase any equity security (except with respect to shares of the Series B preferred stock);
•	effect a recapitalization, reclassification, split-off, spin-off or bankruptcy of the Company or any of its subsidiaries;
•	effect any Liquidation;
•	increase or decrease the authorized size of the Board or any committee thereof or create any new committee of the Board of the Company or any of its subsidiaries;
•	appoint or change the auditors of the Company or any of its subsidiaries;
•	propose to amend or waive any provision of the Company’s or any of its subsidiaries ‘constitutional documents.

Series C Convertible Preferred Stock

The Series C Convertible preferred stock, upon liquidation, winding-up or dissolution of the Corporation, ranks on parity, in all respects, with all the common stock, except for sharing in the earnings of the Company. Each share of Series C preferred stock is convertible into 10 shares of our common stock.

Senior Secured Convertible Debentures

The Company has issued $3,525,000 of Senior Secured Convertible Debentures. The debentures are convertible at a holder’s option at any time prior to maturity into shares of the Company’s post-merger Series C preferred stock. Each $100,000 of face value is convertible into 227,840 shares of Series C preferred stock.

The convertible debentures shall be converted by the Company at any time that (a) the Company has filed a registration statement with the SEC and such registration statement has been declared effective, (b) the market capitalization of the Company is greater than $20,000,000 for ten consecutive trading days based on the daily volume weighted average price (c) the average daily trading volume for the ten consecutive trading days is greater than 20,000 shares of common stock and (d) the Company has consummated a subsequent financing resulting in gross proceeds of at least $5,000,000.

Warrants

In conjunction with the issuance of the Follow-on notes, the Company issued 656,202 warrants for Series C Preferred Shares to the lead placement agent and financial advisor. The warrants expire five years from issue date and have an exercise price of $0.218 per share of Series C preferred stock, subject to adjustment of any Anti-dilution and Price Protection Provisions (including “down-round” provisions). The warrants are convertible into 6,562,020 shares of common stock.

Additionally, we assumed certain warrants of MKHD in connection with the Merger Agreement, which are exercisable into 501,755 shares of common stock at an exercise price of $5.00.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set forth below, during the past three years, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.

Cybergy Labs borrowed $80,000 in February 2013 from the family of Wyly Wade, Director. The loan was paid in full plus accrued interest in October 2014.

Indebtedness of management

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Information relating to principal accountant fees and services will be included in the proxy statement for the 2014 annual meeting of the Company’s stockholders, expected to be filed within 120 days of the end of our fiscal year, which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of September 30, 2014, by and among Mount Knowledge Holdings, Inc., MK Merger Acquisition Sub, Inc., Access Alternative Group S.A., and Civergy, Inc. (Incorporated by reference to our Current Report on Form 8-K filed on October 1, 2014)

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to our Annual Report on Form 10-K filed on February 10, 2010)
3.2	Amended and Restated Bylaws (Incorporated by reference to our Annual Report on Form 10-K filed on February 10, 2010)
3.3	Certificate of Designation of the Series A Convertible Preferred Stock (Incorporated by reference to our Current Report on Form 8-K with the SEC on February 8, 2011)
3.4	Certificate of Merger (Incorporated by reference to our Current Report on Form 8-K filed on October 9, 2014)
3.5	Certificate of Designation of the Series B Preferred Stock (Incorporated by reference to our Current Report on Form 8-K filed on October 9, 2014)
3.6	Amended Certificate of Designation of the Series C Preferred Stock (Incorporated by reference to our Current Report on Form 8-K/A filed on November 6, 2014)
3.7	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on December 19, 2014)
3.8	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on January 8, 2015)
10.25

Forbearance Agreement between Mount Knowledge Holdings Inc. and Vukota Capital Management Inc. dated March 18, 2014. (Incorporated by reference to Exhibit 10.25 of the Company’s Current Report on Form 10-K filed with the SEC on April 16, 2014)

10.26

Forbearance Agreement between Mount Knowledge Holdings Inc. and a creditor dated April 10, 2014. (Incorporated by reference to Exhibit 10.26 of the Company’s Current Report on Form 10-K filed with the SEC on April 16, 2014)

10.27

Loan and Security Agreement between Entrepreneur Growth Capital LLC and New West Technologies, LLC dated April 11, 2014 (Incorporated by reference to Current Report on Form 8-K/A filed on March 18, 2015)

10.28	Securities Purchase Agreement (including Form of Merger Note and Security Agreement) (Incorporated by reference to our Current Report on Form 8-K filed on October 9, 2014)
10.29	Share Exchange Agreement by and among Civergy, Inc. and Bion Enterprises, LLC, Dated December 31, 2013 (Incorporated by reference to Current Report on Form 8-K/A filed on March 18, 2015)
10.30	Employment Agreement, dated June 1, 2014, between Cybergy Partners, Inc. and Mark Gray (Incorporated by reference to Current Report on Form 8-K/A filed on March 18, 2015)
10.31	Employment Agreement, dated November 1, 2014, between Cybergy Partners, Inc. and Dan Hollenbach (Incorporated by reference to Current Report on Form 8-K/A filed on March 18, 2015)
10.32

Amended and Restated Employment Agreement, dated May 1, 2013, between Cybergy Partners, Inc. and Jennifer Williamson Cockrum (Incorporated by reference to Current Report on Form 8-K/A filed on March 18, 2015)

14.1	Code of Ethics (Incorporated by reference to our Annual Report on Form 10-KSB filed on February 13, 2008)
14.2	Audit Committee Charter of Cybergy Holdings, Inc.
16.1	Letter from Anton & Chia (Incorporated by reference to our Current Report on Form 8-K filed on November 20, 2014)
21.1	Subsidiaries of the Registrant Listing the Jurisdiction of Organization*
31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchanges Act of 1934*
31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certifications Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and to 18 U.S.C. Section 1350.*

_________

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERGY HOLDINGS, INC.

Dated: April 13, 2015	By:	/s/ Mark Gray
Mark Gray Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer)

Dated: April 13, 2015	By:	/s/ Dan Hollenbach
Dan Hollenbach Chief Financial Officer (Principal Financial and Accounting Officer)

Signatures	Title	Date

/s/ Tom Vukota	Director	April 13, 2015
Tom Vukota

/s/ Wyly Wade	Director	April 13, 2015
Wyly Wade

/s/ David Carey	Director	April 13, 2015
David Carey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of

Cybergy Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Cybergy Holdings, Inc. (the "Company"), formerly Cybergy Partners, Inc., as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended December 31, 2014 and for the period from June 2013 (Inception) through December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cybergy Holdings, Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the year ended December 31, 2014 and for the period from June 2013 (Inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are described in Note A. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.

Denver, Colorado

April 13, 2015

Cybergy Holdings, Inc.
Consolidated Balance Sheets

	December,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$1,415,000	$-
Contract receivables	2,328,000	-
Prepaid expenses and other current assets	314,000	81,000
Total current assets	4,057,000	81,000
Non-Current Assets
Property and equipment, net	838,000	2,000
Other assets	60,000	-
Intangibles, net	1,959,000	157,000
Goodwill	4,075,000	-
Total non-current assets	6,932,000	159,000
Total assets	$10,989,000	$240,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$449,000	$-
Accrued liabilities	1,118,000	327,000
Related party payable	1,808,000	80,000
Line of credit	56,000	-
Current portion of other accrued liabilities	187,000	-
Current portion of long-term debt - other	57,000	489,000
Current portion of acquisition notes	3,800,000	-
Current portion of senior secured convertible notes, net	932,000	-
Derivative liability	53,834,000	-
Total current liabilities	62,241,000	896,000
Non-Current Liabilities
Other accrued liabilities	387,000	-
Long term debt, less current portion - other	53,000	-
Senior secured convertible notes, net	1,285,000	-
Acquisition notes, less current portion	1,834,000	-
Derivative and put liabilities	390,184,000	-
Deferred rent	239,000	-
Total non-current liabilities	393,982,000	-
Total liabilities	456,223,000	896,000

Commitments and contingencies

Stockholders' Equity (Deficit)
Common stock, $.0001 par value, 3,000,000,000 shares authorized; 20,520,229 and 1,666,000 issued and 20,470,229 and 1,666,000 outstanding	21,000	-
Series C preferred stock, $.0001 par value, 250,000,000 shares authorized; 52,378,436 shares issued and outstanding	5,000	-
Series B preferred stock, $.0001 par value, 1,000 shares authorized, issued and outstanding in 2014	-	-
Paid in capital	-	86,000
Accumulated deficit	(445,242,000)	(742,000)
Total Cybergy stockholders' equity (deficit)	(445,216,000)	(656,000)
Non-controlling interest in joint venture	(18,000)	-
Total stockholders' equity (deficit)	(445,234,000)	(656,000)
Total liabilities and stockholders' equity (deficit)	$10,989,000	$240,000

The accompanying notes are an integral part of these consolidated financial statements.

Cybergy Holdings, Inc.
Consolidated Statements of Operations

	Year Ended December, 2014	From Inception June, 2013 to December, 2013
Contract revenue	$32,011,000	$-

Cost of services	26,120,000	-
Gross profit	5,891,000	-

Operating expenses
Selling, general and administrative	20,423,000	457,000
Depreciation and amortization	1,014,000	41,000
Total operating expenses	21,437,000	498,000

Operating (loss)	(15,546,000)	(498,000)
Other expense
Interest expense, net of interest income	1,152,000	92,000
Change in fair value of derivative liabilities	204,963,000	-
Other	360,000	-
Total other expense	206,475,000	92,000
Income (loss) before income taxes	(222,021,000)	(590,000)
Income tax (benefit) expense	(1,037,000)	-

Net (loss)	(220,984,000)	(590,000)
Net income (loss) attributable to non-controlling interest in joint venture	18,000	-
Net income (loss) attributable to Cybergy	$(220,966,000)	$(590,000)

Basic and diluted earnings (loss) per share of common stock	$(44.35)	$-

Weighted average number of basic and diluted common shares outstanding	4,982,193	-

The computation of earnings (loss) per share is based on the weighted average number of shares outstanding during each of the periods based upon the exchange ratio of shares issued in the merger. The shareholders of Partners received shares of Series C preferred stock in connection with the Merger, therefore the exchange ratio to common stock was zero. In 2013 and through the merger date in 2014, there were no outstanding common shares.

The accompanying notes are an integral part of these consolidated financial statements.

Cybergy Holdings, Inc.
Consolidated Statement Of Changes In Stockholders’ Equity (Deficit)
From Inception June 2013 to December 2013 and Year Ended December 2014

	Preferred stock		Common stock		Non-controlling interest in joint venture	Paid in capital	Accumulated deficit
	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Total
Balances at June 2013 (Inception)	$-	-	$-	-	$-	$-	$-	$-
Issuance of founder common stock	-	-	-	1,220,000	-	-	-	-
Issuance of founder Series A preferred stock	-	10,000	-	-	-	-	-	-
Transfer of company under common control	-	-	-	400,000	-	75,000	(152,000)	(77,000)
Issuance of common stock, net of issuance cost of $12,000	-	-	-	46,000	-	11,000	-	11,000
Net income (loss)	-	-	-	-	-	-	(590,000)	(590,000)
Balances at December 2013	-	10,000	-	1,666,000	-	86,000	(742,000)	(656,000)
Acquisition of New West	-	-	-	1,274,000	-	703,000	-	703,000
Conversion of Promissory notes	-	-	-	101,770	-	357,000	-	357,000
Issuance of Additional shares - EPA notes	-	-	-	198,000	-	77,000	-	77,000
Issuance of common stock for services	-	-	-	16,674	-	83,000	-	83,000
Cancellation of founder Series A preferred stock	-	(10,000)	-	-	-	-	-	-
Merger with MKHD	-	-	21,000	20,420,229	-	(21,000)	-	-
Effect of Recapitalization, issuance of Series C preferred stock	4,000	42,192,739	-	(3,256,444)	-	(4,000)	-	-
Issuance of Series B preferred stock	-	1,000	-	-	-	-	-	-
Issuance of Series C preferred stock - Follow-on notes	1,000	8,031,360	-	-	-	(1,000)	-	-
Bifurcation of Follow-on notes and warrants	-	-	-	-	-	1,214,000	-	1,214,000
Fair value of Put option	-	-	-	-	-	(15,145,000)	(223,534,000)	(238,679,000)
Tax benefit of bifurcation of convertible debentures	-	-	-	-	-	508,000	-	508,000
Issuance of Series C preferred stock for services	-	2,154,337	-	-	-	12,110,000	-	12,110,000
Issuance of common stock for services	-	-	-	100,000	-	10,000	-	10,000
Share-based compensation	-	-	-	-	-	23,000	-	23,000
Interest in joint venture	-	-	-	-	(18,000)	-	-	(18,000)
Net income (loss)	-	-	-	-	-	-	(220,966,000)	(220,966,000)
Balances at December 2014	$5,000	52,379,436	$21,000	20,520,229	$(18,000)	$-	$(445,242,000)	$(445,234,000)

The accompanying notes are an integral part of these consolidated financial statements.

Cybergy Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended December, 2014	From Inception June, 2013 to December, 2013
Cash flows from operating activities:
Net loss	$(220,966,000)	$(590,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	252,000	-
Amortization of intangibles	762,000	7,000
Amortization of debt issuance costs	120,000	33,000
Amortization of debt discount	317,000	-
Embedded derivative interest cost	165,000	-
Issuance of stock for services	12,202,000	-
Change in fair value of derivative liabilities	204,963,000	-
Share-based compensation	23,000	-
Deferred rent	5,000	-
Deferred taxes	(1,037,000)	-
Earn out adjustment	291,000	-
Interest in JV	(18,000)	-
Changes in assets and liabilities, net of effect of acquisition:
Contract receivables	1,306,000	-
Prepaid and other current assets	(74,000)	(80,000)
Accounts payable	(1,395,000)	-
Accrued liabilities	446,000	301,000
Related party payables	1,045,000	-
Net cash used in operating activities	(1,593,000)	(329,000)

Cash flows from investing activities:
Purchases of property and equipment	(45,000)	-
Proceeds from the sale of automobile	23,000	-
Cash received in the acquisition of New West	897,000	-
Acquisition of New West	(500,000)	-
Notes receivable	97,000	-
Net cash provided by investing activities	472,000	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	23,000
Stock issuance costs	-	(12,000)
Proceeds from long term debt	3,525,000	284,000
Payments on long term debt	(488,000)	-
Payments on other accrued liabilities	(177,000)	-
Line of credit, net	56,000	-
Debt issuance costs	(380,000)	(6,000)
Other	-	40,000
Net cash provided by financing activities	2,536,000	329,000

Net increase in cash and cash equivalents	1,415,000	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$1,415,000	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$288,000	$-

Supplemental disclosure of non-cash investing and financing activity:
Issuance of debt in the acquisition of New West	$5,530,000	$-
Issuance of common stock in the acquisition of New West	$703,000	$-
Fair value of put option	$238,679,000	-
Conversion of Promissory notes to common stock	$357,000	-
Bifurcation of Follow-on notes and warrants	$1,214,000	-
Issuance of Additional shares - EPA notes	$77,000	-
Supplemental cash flow information regarding the Company's acquisition of New West in 2014 is as follows:
Fair value of assets acquired	$10,754,000
Less liabilities assumed	(4,081,000)
Less cash acquired	(897,000)
Plus shares issued	703,000
Business acquisition, net of cash acquired	$6,479,000

The accompanying notes are an integral part of these consolidated financial statements.

Cybergy Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE A – SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Reverse merger transaction

On October 3, 2014, Cybergy Holdings, Inc. (“Cybergy”, “the Company”), formerly Mount Knowledge Holdings, Inc. (“MKHD”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MK Merger Acquisition Sub, Inc., a wholly-owned subsidiary of MKHD (“Merger Sub”), Access Alternative Group S.A., and Cybergy Partners, Inc. (“Partners”), providing for the merger of Merger Sub with and into Partners (the “Merger”), with Partners surviving the Merger as a wholly-owned subsidiary of MKHD. Pursuant to the Merger Agreement, the shareholders of Partners and MKHD initially exchanged shares in the respective companies for 88% and 12% ownership, respectively, of the surviving company.

The Merger of Partners and MKHD, a non-operating public shell corporation, resulted in the owners and management of Partners obtaining actual and effective voting and operating control of the combined company. The Merger was treated as a public shell reverse acquisition and therefore treated as a capital transaction in substance, rather than a business combination. The historical financial statements of MKHD before the Merger were replaced with the historical financial statements of Partners before the Merger. As a result of the Merger, Cybergy acquired the business of Partners, and has continued the existing business operations of Partners.

All share amounts have been converted to post-merger and post reverse split equivalents.

History

Cybergy, a Nevada corporation, is a holding company for our wholly-owned subsidiary, Cybergy Partners, Inc.

Cybergy Partners, Inc. (previously Civergy, Inc.) was formed in 2013 to facilitate the acquisitions of New West Technologies, LLC (“New West”) and Cybergy Labs, LLC (formerly Bion Enterprises, LLC) (“Labs”). Partners is an operational-focused firm, committed to building a premier, full spectrum, assistance and advisory services and products provider to the federal government, state governments, and private clients through a disciplined execution of an organic growth and accretive acquisition strategy.

Effective January 1, 2014, Partners entered into an Equity Purchase Agreement (the “EPA”) with the Member of New West. Under the EPA, Partners purchased all the assets, liabilities, and equity of New West for a purchase price of approximately $7.4 million. Additionally, Partners and Labs entered into a Share Exchange Agreement effective January 1, 2014, whereby Labs transferred all assets, liabilities and equity to Partners in exchange for 4,851,258 shares of Series C preferred stock.

New West was formed in the state of Colorado in January 1998 as Heritage Technologies, LLC and was reorganized as New West Technologies, LLC in the state of Colorado in September 2004. New West provides technical, management, and analytical solutions in the areas of advanced transportation technology; engineering systems; environmental analysis; policy, regulatory and outreach support; program planning and evaluation; renewable energy systems; systems analysis and deployment; and Tribal development.

During 2013, NWBSS, LLC (NWBSS) was formed as a limited liability company in the state of Colorado and was a wholly-owned subsidiary of New West. NWBSS did not have any activity during 2013. NWBSS was spun out as a wholly-owned subsidiary of Partners in September 2014 and changed its name to Primetrix. Primetrix is a business services provider designed to give organizations the edge they need when facing the demands of a dynamic and complex government contracting environment. Primetrix offers the opportunity for small and medium-sized businesses to leverage efficiencies of scale in back office support, streamlining operations, ensuring compliance with federal government regulations and guidelines, and providing the knowledge they need to make the best decisions for the health of their brands.

Cybergy Holdings, Inc.

Notes to Consolidated Financial Statements

New West-Energetics Joint Venture, LLC, formerly EnergyWorks Joint Venture, LLC (the “JV”), was organized in the state of Maryland in 2006. The JV was created by its members to bid on a specific procurement with the U.S. Department of Energy for technical, engineering, analytical, and management support services and was approved to do so by the U.S. Small Business Administration. New West owns 51% of the JV.

Formed in 2011, Labs is a Software-as-a-Service (SaaS) firm, focused on four primary areas: intellectual property protection, business intelligence, workflow management, and fighting fraud. Labs’ flagship product, SmartFile, is a document tracking software – monitoring human interaction with their digital documents. Labs specializes in innovative solutions to critical problems, has expertise in grant proposal writing – for R&D grant funding, and is a technology accelerator with experience in business development in “Tech to Market” programs for the U.S. Federal Government and the commercial sector. In 2014, Labs expanded its scope to including other technologies focused on critical infrastructure solutions.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements of Cybergy Holdings, Inc. (“Cybergy”, “Company”, “we”, “us” or “our”) have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein.

The accompanying consolidated financial statements for 2014 include the accounts of Cybergy, its wholly-owned subsidiaries; Partners, New West, Primetrix, Labs, and its 51% owned New West-Energetics Joint Venture, LLC (“JV”).

The accompanying consolidated financial statements for 2013 include the accounts of Partners from inception in June 2013 and Labs from the date the entities were under common control in June 2013 to December 2013.

All intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal year ends on December 31. Our period ending date is referred to herein as December 2014 and 2013. Our fiscal periods are referred to herein as 2014 and 2013.

Going Concern

In 2014, the company had negative cash flow from operations due to declining gross margin, increased personnel costs as well as M&A costs related to the acquisition and merger. The decline in gross margin was due primarily to the delay on the transition from our JV contract to the follow-on MOTS contract with the Department of Energy. Operating cash flow in 2015 remains negative due to the continued delay in the transition to the follow-on contract. We expect to incur additional operating losses for the year ending December 2015.

The Company does not currently believe that its existing cash resources are sufficient to meet its anticipated needs for the year ending December 2015. We need to obtain significant additional capital resources in order to develop products and fund operations and make scheduled debt payments.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a history of recurring losses and had negative working capital at December 2014.

There can be no assurance that the Company will be successful in reducing its negative operating cash flows, and that such cash flows will be sufficient to sustain the Company’s operations through 2015. Nor can there be any assurance that the Company can raise additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements were prepared assuming that the Company is a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on managing its cash flow, the proper timing of its capital expenditures, and raising additional capital or financing in the future.

Cybergy Holdings, Inc.

Notes to Consolidated Financial Statements

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates affecting the financial statements include accruals for contract reserves, recoverability of goodwill and intangible assets and earn-out obligations related to the acquisition of New West, warrant, conversion, and put valuations and income taxes. The valuation of the warrant, conversion, and put derivative liabilities using a Lattice model is based upon interest rates, stock prices, maturity estimates, volatility and other factors. The Company believes these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions. It is at least reasonably possible that the estimates used will change in the near term.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash and cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Concentration of Credit Risk/Fair Value of Financial Instruments

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash, cash equivalents and trade receivables. We believe that concentrations of credit risk with respect to trade receivables are limited as they are primarily from government agencies.

Credit Risk

The Company grants credit in the normal course of business to customers in the United States. The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk. Contracts with the federal government, either as a prime or subcontractor, accounted for approximately 94% of revenues and one customer accounted for 89% of total revenues during 2014. At December 2014 the same customer accounted for 74% of total contract receivables.

Financial Instruments

The Company uses fair value measurements in areas that include, but are not limited to: the allocation of purchase price consideration to tangible and identifiable intangible assets and valuation of derivative liabilities. The carrying values of cash and cash equivalents, contract receivables, accounts payable, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of our bank debt approximates fair value due to the variable nature of the interest rates under our Credit Facility and current rates available to the Company for debt with similar terms and risk. Since the put option is embedded in an outstanding share, management chose the “fair value option” in which the entire instrument (the common stock and the put feature) is recorded at fair value.

The conversion features embedded in, and warrants attached to, the convertible debentures and the put liability are valued at estimated fair value utilizing a Lattice model. The Company, using available market information and appropriate valuation methodologies, has estimated the fair value of its financial instruments. However, considerable judgment is required in interpreting data to develop the estimates of fair value.

Cybergy Holdings, Inc.

Notes to Consolidated Financial Statements

Contract Receivables

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by evaluating customers' creditworthiness and actively pursuing past due accounts. Management of the Company reviews the collectability of customer receivables on an individual basis based on its historical collection experience with customers. Many of the Company's customers are governmental agencies and are, therefore, subject to the terms and conditions of the Prompt Payment Act, which, with certain exceptions, requires the U.S. government to pay the Company within 30 days from the date of submission of a properly prepared invoice.

U.S. government contract receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled contract receivables represent services provided but not yet billed. The amount reflects the actual amount anticipated to be billed. The Company evaluates unbilled amounts for collectability based on estimates of work-in-progress that may not be billed based on knowledge of individual balances.

The Company does not accrue finance or interest charges on its receivables.

Contract receivables determined to be uncollectible are expensed in the period such determination is made. No allowance was considered necessary as of December 2014.

Property and Equipment

Property and equipment are stated at cost. Equipment under capital leases is valued at the lower of fair market value or net present value of the minimum lease payments at inception of the lease. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets, ranging from three to seven years, and the related lease terms for leasehold improvements and equipment under capital leases. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any gains or losses are reflected in current operations.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairments during 2014 and 2013.

Goodwill

We review goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

We first evaluate qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than its carrying amount, including goodwill. If after qualitatively assessing the totality of events or circumstances we determine that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then further testing is unnecessary. If after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the reporting unit shall estimate the fair value of the reporting unit and compare the fair value of the reporting unit with its carrying amount, including goodwill, as discussed below.

In assessing whether it is more likely than not that an indefinite-lived intangible asset is impaired, we assess relevant events and circumstances that could affect the significant inputs used to determine the fair value.

Cybergy Holdings, Inc.

Notes to Consolidated Financial Statements

The quantitative impairment test for an indefinite-lived intangible asset consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, a reporting unit shall recognize an impairment loss in an amount equal to that excess.

The quantitative goodwill impairment test involves a two-step process. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.

Intangibles

Intangible assets consist of the value of customer relationships, trademark and trade names, non-compete agreements and patents. We amortize intangible assets on a straight-line basis over their estimated useful lives unless their useful lives are determined to be indefinite. The amounts we record related to acquired intangibles are determined by us considering the results of independent valuations. Our intangibles are amortized over their estimated useful lives of 1 to 15 years with a weighted-average life of 6.3 years remaining as of December 2014.

Deferred Rent

The Company recognizes rental expense on a straight-line basis over the life of the agreement. Deferred rent is recognized as the difference between cash payments and rent expense, including any landlord incentives.

Derivative liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency.

The Company reviews the terms of convertible debt and equity instruments it issues to determine whether there are derivative instruments, including an embedded conversion or put options that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where a host instrument contains more than one embedded derivative instrument, including a conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding warrants or put options that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

Derivative instruments are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

The Company has determined that certain of the features (specifically, the embedded conversion feature, the mandatory conversion feature, the anti-dilution provisions, and default interest) embedded in its Convertible debentures were not considered “clearly and closely related” to the economic characteristics of the Convertible debenture, nor did they meet the definition of being indexed to the Company’s own stock. The Company applies the applicable accounting provisions for the accounting of the valuation of these features and associated warrants. The liability is adjusted quarterly to the estimated fair value based upon then current market conditions. The Company records the change in the estimated fair value of the derivative liability in other expense.

Cybergy Holdings, Inc.

Notes to Consolidated Financial Statements

The derivative liability was valued using a combination of a Brownian Motion technique and a Binomial Lattice (“Lattice”) model. A Lattice approach is a preferred valuation methodology relative to a closed-form option pricing model (e.g., a Black-Scholes option pricing model) because (i) it embodies all of the assumptions that market participants would likely consider in negotiating the transfer of the Convertible debentures, (ii) it simulates the exercise of the Convertible debentures prior to the expiration date, and iii) it incorporates potential variability for inputs that are not static such as the occurrence of a mandatory conversion, an event of default or a dilutive issuance. The Lattice model utilizes interest rates, stock prices, contractually remaining term of the underlying financial instruments and volatility factors. We utilize historical volatility over a period generally commensurate with the remaining contractual term of the underlying financial instruments and use daily intervals for price observations. However, the Company does not have sufficient trading activity on which to base an estimate of future stock price volatility. Therefore, management determined that use of historical volatility of a comparable peer group over a term consistent with the remaining contractual terms of the Convertible debentures was the best indicator of the stock’s future volatility. The Company believes these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.

Revenue Recognition

Substantially all of our work is performed for our customers on a contract basis based on time and materials. Revenues result from work performed on these contracts by our employees and our subcontractors and from costs for materials and other work related costs allowed under our contracts.

Revenues for time and materials contracts are recorded on the basis of contract allowable labor hours worked multiplied by the contract defined billing rates, plus the direct costs and indirect cost burdens associated with materials and subcontract work used in performance on the contract. Generally, gross profit on time and materials contracts result from the difference between the cost of services performed and the contract defined billing rates for these services.

Under certain contracts with the U.S. government and other governmental entities, contract costs, including indirect costs, are subject to audit by and adjustment through negotiation with governmental representatives. Revenue is recorded in amounts expected to be realized on final settlement of any such audits.

Share-Based Compensation

We account for share-based awards in accordance with the applicable accounting rules that require the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. That cost is recognized over the requisite service period in which the employee is required to provide service in exchange for the award, which is usually the vesting period.

Net Earnings (Loss) per Share of Common Stock

Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period adjusted to reflect potentially dilutive securities. The computation of earnings (loss) per share is based on the weighted average number of shares outstanding during each of the periods based upon the exchange ratio of shares issued in the merger. The shareholders of Partners received Series C preferred stock in connection with the Merger, therefore the exchange ratio to common stock was zero. In 2013 and through the merger date in 2014, there were no outstanding common shares.

Cybergy Holdings, Inc.

Notes to Consolidated Financial Statements

Potentially dilutive shares

The holders of Series C preferred stock do not share in the earnings of Cybergy. The following outstanding securities were excluded from the calculation of earnings (loss) per share as the effect of the assumed exercise or conversion would be anti-dilutive:

	2014	2013
Warrants	7,063,775	17,594,794
Convertible debentures	80,313,600	-
Series C preferred stock	523,784,355	-
Total	611,161,730	17,594,794

Income Taxes

The current provision for income taxes represents estimated amounts payable or refundable on tax returns filed or to be filed for the year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment.

When appropriate, we record a valuation allowance against net deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results.

The Company follows the guidance of Accounting Standards Codification ("ASC") Topic 740, Accounting for Uncertainty in Income Taxes. ASC Topic 740 prescribes a more-likely-than-not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return.

Interest and penalties associated with tax positions are recorded in the period assessed as an adjustment to income tax expense. No interest or penalties have been assessed as of December 2014.

Segment Information

The Company currently operates in one business segment providing engineering and analysis of clean energy, smart grid and environmental technologies.

Reclassifications

Certain reclassifications were made to the 2013 financial statements in order to conform to the presentation of the 2014 financial statements. The reclassifications did not have any effect on the previously reported net loss.

Cybergy Holdings, Inc.

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) amended the FASB Accounting Standards Codification and released Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

•	Identify the contract(s) with a customer.
•	Identify the performance obligations in the contract.
•	Determine the transaction price.
•	Allocate the transaction price to the performance obligations in the contract.
•	Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 is effective for annual reporting periods beginning after September 15, 2016. We will assess the impact of ASU 2014-09 on our consolidated financial position and results of operations in 2015.

In August 2014, FASB released Accounting Standards Update 2014-15, Presentation of Financial Statements—Going Concern, (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for annual reporting periods beginning after December 15, 2016. We will assess the impact of ASU 2014-15 on our consolidated financial position and results of operations in 2015.

NOTE B – CONTRACT RECEIVABLES

Substantially all of our Contract receivables were billed at December 2014. Included in Contract receivables are retainage amounts of $73,000 at December 2014.

NOTE C – PREPAID EXPENSES AND OTHER ASSETS

Prepaid and other assets consisted of prepaid expenses, income tax receivable, debt issuance costs and employee advances.

Cybergy Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 2014 and 2013:

	2014	2013
Furniture, fixtures, and automobiles	$263,000	$-
Software	65,000	-
Computer equipment	311,000	3,000
Leasehold improvements	448,000	-
	1,087,000	3,000
Less accumulated depreciation and amortization	(249,000)	(1,000)
Property and equipment, net	$838,000	$2,000

NOTE E – INTANGIBLE ASSETS AND GOODWILL

Intangible assets, net, include customer relationships, trademark and trade names, and non-compete agreements acquired in acquisitions of New West and patents, and consisted of the following at December 2014 and 2013:

		2014		2013
	Amortization Period Years	Basis	Accumulated Amortization	Basis	Accumulated Amortization
Trademark and trade name	15	$217,000	$(15,000)	$-	$-
Non-compete agreements	2.3	1,512,000	(648,000)	-	-
Customer backlog	1	3,000	(3,000)	-	-
Customer relationships	10	831,000	(83,000)	-	-
Patents	15	186,000	(41,000)	186,000	(29,000)
		$2,749,000		$186,000
Less accumulated amortization			(790,000)		(29,000)
Total, net			$1,959,000		$157,000

Cybergy Holdings, Inc.

Notes to Consolidated Financial Statements

Amortization of identifiable intangible assets for each of the next five years and thereafter through 2028 is as follows:

2015	$758,000
2016	326,000
2017	110,000
2018	110,000
2019	110,000
Thereafter	545,000
Total	$1,959,000

Goodwill represents the excess of the purchase prices over the fair value of assets and liabilities acquired in the business acquisition of New West and increased by $4,075,000 in 2014.

ASC 740 requires deferred tax assets or liabilities be recognized for the differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination or an acquisition. Accordingly, we recorded an adjustment to goodwill for the deferred tax liabilities associated with the loss of S Election status and Intangible assets acquired in the New West acquisition of $1,523,000.

NOTE F – ACCRUED LIABILITIES

Accrued liabilities consist of payroll, payroll related taxes and other related benefits, other current liabilities related to services performed and accrued interest in 2014 and accrued legal and financing costs in 2013.

NOTE G – LINE OF CREDIT

In April 2014, the Company entered into an asset based loan agreement ("Credit Facility") with a bank. The Credit Facility provides the Company a revolving line of credit with a borrowing base equal to the lesser of $1,000,000 or 85% of eligible non JV accounts receivables and the lessor of 25% or $250,000 on New West's receivable from the JV. The accounts receivable of the JV are not included in the borrowing base. Amounts borrowed on the line of credit accrue interest monthly at the greater of: (i) prime plus 3% (6.25% at December 2014) (ii) $3,750. Additionally, the Company is charged a monthly collateral fee of $2,000. We were fully funded under our revolving line of credit as of December 2014. Average daily borrowings under the revolving line of credit were $247,000 during 2014. The Credit Facility is collateralized by substantially all the assets of the Company. The Credit Facility contains standard business and financial covenants including a minimum tangible net worth requirement and a prohibition of dividend payments.

At December 2014, the Company was in technical default of the tangible net worth requirement under our revolving line of credit agreement as a result of recording the Derivative and put liabilities. The bank provided a waiver as of December 2014. The Company expects to be in technical default as of March 2015.

Cybergy Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE H – OTHER ACCRUED LIABILITIES

In October 2011, New West settled a legal dispute. The financial terms of the settlement are subject to a confidentiality agreement. The present value of the settlement amount was recorded at the settlement date and is payable in equal monthly installments of $17,000 over five years at an effective interest rate of 5.25% and consists of the following at December 2014:

2014
Total due	$334,000
Less current portion	(187,000)
Long-term, less current portion	$147,000

Certain of our executives and managers have employment agreements that provide for a Retention Bonus equal to 50% of their then effective annual salary if they are still employed in May of 2016. Included in Other accrued liabilities as of December 2014, is $240,000 related to this liability.

NOTE I – LONG-TERM DEBT

Long-term debt, net of discounts, consists of the following as of December 2014 and 2013:

	2014	2013
Amounts due to finance companies	$80,000	$-
Promissory notes, net of $10,000 discount in 2013	31,000	489,000
Notes to related party	-	80,000
Senior secured convertible debentures	2,216,000	-
First notes due Member	1,613,000	-
Promissory notes due Member	2,500,000	-
Earn-out note due Member - 2015	821,000	-
Earn-out note due Member - 2016	700,000	-
Total Long-term debt	7,961,000	569,000
Less current portion	(4,789,000)	(569,000)
Long-term debt, less current portion	$3,172,000	$-

Amounts due finance companies are for three vehicles and have interest rates ranging from 1.9% to 6.1% with monthly principal and interest payments ranging from $550 to $1,100 until maturity in February 2017 to October 2018.

Cybergy Holdings, Inc.

Notes to Consolidated Financial Statements

Promissory notes

Partners issued $322,000 of notes in conjunction with its formation during 2013. The notes were recorded net of an initial $38,000 discount, had maturity dates of one year, and bore interest between 12% and 14%, with an effective interest rate in 2013 of 27%. The maturity date of one note for $21,000 is currently being negotiated for payoff and continues to accrue interest at 14%. The other notes were converted to common stock of Partners in conjunction with the EPA.

Partners issued $177,000 of other notes payable related to the initial funding of Labs and accrued interest at 12% to 48%. All but $10,000 were paid in full in 2014. The $10,000 note has been extended through August 2015 at an interest rate of 12%.

Notes due to related party are due to the family of a shareholder and Board member. The note was originally due in May 2013 and accrued interest at a penalty rate of up to 57%. The amount was paid in full in October 2014.

Senior Secured Convertible Debentures

Senior secured convertible debentures outstanding consists of the following at December 2014:

Issue Date	Due Date	Face Amount	Discount	Net	Remaining amortization period (months)
January 1, 2014	June 30, 2015	$1,000,000	$68,000	$932,000	6
September 30, 2014	March 31, 2016	750,000	264,000	486,000	15
October 3, 2014	October 3, 2016	1,050,000	369,000	681,000	15
October 24, 2014	October 24, 2016	725,000	608,000	117,000	16
		$3,525,000	$1,309,000	$2,216,000

The debentures are convertible at a holder’s option at any time prior to maturity into shares of the Company’s Series C preferred stock. Each $100,000 of face value is convertible into 227,840 shares of Series C preferred stock at $0.4389 per preferred share (or the equivalent of $0.04389 per share of Cybergy’s common stock). Additionally, for each $100,000 of face value, the holder also received 227,840 shares of Series C preferred stock (“Additional shares”) for no additional consideration.

In conjunction with the EPA, Partners issued $1,000,000 of Senior Secured Convertible Debentures (“EPA notes”). As a result of the delayed filing of a Form S-1, the holder received 256,000 additional shares of Cybergy Series C preferred stock. The EPA notes were initially deemed “conventional” notes upon issuance due to the lack of any Anti-dilution and Price Protection Provisions (including “down-round” provisions), as well as not readily convertible into cash. In conjunction with the Merger and issuance of the Follow-on notes, the favored nation clause of the EPA notes gave the holder the same down-round protection and, therefore, management revalued the notes accordingly.

Cybergy Holdings, Inc.

Notes to Consolidated Financial Statements

In connection with the Merger, Partners issued an additional $2,525,000 of Senior Secured Convertible Debentures (“Follow-on notes”) in September and October 2014.

The convertible debentures are stated net at December 2014 as a result of recording discounts associated with the valuation of the conversion feature, Additional shares, and warrants issued. The proceeds were bifurcated between the debt, embedded derivative, warrant derivative, and Additional shares.

The carrying amount of the equity component at December 2014 was $1,291,000.

The discounts are amortized over the life of the instrument using the effective interest method. The debentures bear interest at an annual rate of 5.0%, paid semi-annually, and had effective rates ranging from 12.8% to 70.8% as a result of the discounts associated with the bifurcation.

The convertible debentures shall be converted by the Company at any time that (a) the Company has filed a registration statement with the SEC and such registration statement has been declared effective, (b) the market capitalization of the Company is greater than $20,000,000 for ten consecutive trading days based on the daily volume weighted average price (c) the average daily trading volume for the ten consecutive trading days is greater than 20,000 shares of common stock and (d) the Company has consummated a subsequent financing resulting in gross proceeds of at least $5,000,000.

The convertible note agreements include various covenants with which the Company must comply, including a restriction on the issuance of new debt or securities without a majority approval of the note holders. The senior debentures are secured by a second lien on substantially all of Partner’s assets. Pursuant to a registration rights agreement with these purchasers, Cybergy was required to file a shelf registration statement for the resale of the common stock issuable upon conversion of the convertible debentures and the Additional Shares issued to the convertible note purchasers by December 3, 2014. Should the Company fail to file by that date, there is a monthly penalty, equal to 1.0% of the aggregate purchase price of the convertible debentures (not to exceed 20%). As a result of the anticipated timing of the filing, the holders will be due a 5% fee. Included in Other accrued liabilities as of December 2014, is $71,000 related to this liability.

Acquisition Notes

In connection with the EPA, Partners issued three types of notes to the Member:

•

First notes in the original amount of $1,800,000. The notes bear interest at an annual rate of 5% and are payable monthly in the amount of $34,000 based on a sixty (60) month amortization schedule with any unpaid principal and interest due January 31, 2017.

•

Promissory notes in the amount of $2,500,000. The notes bear interest at an annual rate of 10% and the outstanding principal balance, together with accrued interest are payable directly out of funding received subsequent to the closing date until the Promissory notes and accrued interest have been paid in full on or before March 1, 2015.

•

Earn-Out Notes due Member having an original aggregate principal amount of $1,860,000 ($930,000 each) and are subject to an Annual Earn-Out Adjustment. The amounts due on March 31, 2015 and April 30, 2016 respectively are based on a comparison of (x) Gross Profit % for the year ended December 31, 2013 to (y) the Gross Profit % for each of the years ended December 31, 2014 and December 31, 2015. If New West’s Gross Profit % for each of 2014 and 2015 is greater or lesser than the Gross Profit % for 2013, then there will be an Annual Earn-Out Adjustment, up or down based on the product of (x) $930,000 multiplied by (y) either (1) the positive percentage by which Gross Profit % for the applicable year exceeds Gross Profit % for 2013, or (2) the negative percentage by which Gross Profit % for the applicable year is less than the Gross Profit % for 2013. In conjunction with the allocation of the purchase price of New West, the Earn-Out notes were recorded at their estimated fair value based upon Management’s estimate of the applicable Gross Profit % and an appropriate discount factor. Management evaluates the estimate at the end of each quarter and any change in the fair value of the earn-out notes will be recognized in other expense.

Cybergy Holdings, Inc.

Notes to Consolidated Financial Statements

The Acquisition Notes are secured by the common and Series C preferred shares of Cybergy owned by the CEO and CTO of the Company.

As a result of the Member litigation (See Note L), we stopped making payments on the First notes as of September 1, 2014, and all due dates, and the call or put options are suspended pending the outcome of the case.

Future maturities of long-term debt for each of the next four years are as follows:

	Long-term debt, excluding Acquisition Notes	Acquisition Notes (1)	Total

2015	$1,057,000	$3,800,000	$4,857,000
2016	2,552,000	1,834,000	4,386,000
2017	17,000	-	17,000
2018	10,000	-	10,000
Total maturities	3,636,000	5,634,000	9,270,000
Less discount	(1,309,000)	-	(1,309,000)
Total long-term debt	$2,327,000	$5,634,000	$7,961,000

_______________

(1) As a result of the Member litigation (See Note L), all due dates are suspended pending the outcome of the case.

NOTE J – DERIVATIVE LIABILITIES

The Company applies the applicable accounting provisions for the accounting of the valuation of the embedded derivatives in our convertible debentures, warrants and put option. Accordingly, we recorded a derivative liability equal to the estimated fair value of the various features in 2014 with a corresponding discount to the underlying financial instruments issued. The liability is adjusted quarterly to the estimated fair value based upon then current market conditions. The Company records the change in the estimated fair value of the liability as an adjustment to other expense. The Company utilizes historical volatility over a period generally commensurate with the remaining contractual term of the underlying financial instruments and uses daily intervals for price observations.

Cybergy Holdings, Inc.

Notes to Consolidated Financial Statements

Derivative liabilities consisted of the following at December 2014:
Related to EPA notes, short term	$(53,834,000)

Related to put option	(238,679,000)
Related to Follow-on notes	(135,872,000)
Related to Warrants	(15,633,000)
Total long-term	(390,184,000)
Total derivative liability	$(444,018,000)

At December 2014, the following assumptions were utilized:
Average expected volatility - debt	30.19% to 34.76%
Average expected volatility - warrants	37.92% to 38.05%
Average expected volatility – put option	35.47%
Remaining expected term of the underlying securities - notes	15.8 months
Remaining expected term of the underlying securities - warrants	4.8 years
Remaining expected tern of the put option	3.0 years
Average risk free interest rate – debt	0.12% to 0.38%
Average risk free interest rate – warrants	1.63%
Average risk free interest rate – put option	2.47%
Expected dividend rate	-
Closing price per share of common stock	$2.40
Exercise price of warrants per share of common stock	$.0218

NOTE K – INCOME TAXES

Income tax expense attributable to income from operations for 2014 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax loss from operations primarily as a result of state tax credit, and fair value of derivative liabilities.

%
Tax credit computed at the federal statutory rate	(34.0)
State tax credit, net of federal tax benefit	(5.3)
Fair value of derivative liabilities	36.4
Other	2.5
Effective rate	(0.5)

In 2013, New West was a single-member limited liability company and elected to be taxed as an S corporation. As a result of the EPA, New West lost its S corporation election status on January 1, 2014.

Cybergy Holdings, Inc.

Notes to Consolidated Financial Statements

The Company's temporary differences resulted primarily from contract receivables, accounts payable, accrued liabilities, and depreciation, amortization methods, and net operating loss carryforwards. The components of income tax expense (benefit) reflected in the Consolidated Statements of Operations are as follows for the years ended December 2014 and period ended 2013:

Deferred:
Federal	$(897,000)	$-
State and local	(140,000)	-
Total income tax benefit	$(1,037,000)	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below as of December 2014 and 2013:

	2014	2013
Deferred Tax:
Current:
Vacation accrual	$87,000	$-
Earn out adjustment	80,000	-
Change in entity tax status	(79,000)	-
Debt discount	(27,000)	-
Valuation allowance	(61,000)	-
Net current deferred asset	-	-
Long term:
Deferred rent	94,000	-
Accrued compensation	95,000	-
Earn out adjustment	35,000	-
Non-qualified stock options	9,000	-
Net operating loss carryforward	5,875,000	211,000
Debt discount	(488,000)	-
Change in entity tax status	(159,000)	-
Intangible assets	(713,000)	-
Property and equipment	(193,000)	-
Valuation allowance	(4,555,000)	(211,000)
Net long term deferred liability	-	-
Net deferred tax	$-	$-

Cybergy Holdings, Inc.

Notes to Consolidated Financial Statements

As of December 2014, the Company has estimated state and federal net operating loss carry forwards of approximately $14,942,000 expiring in 2033 and 2034. Under the Internal Revenue Code (“IRC”) Section 382, annual use of our net operating loss carryforwards to offset taxable income may be limited based on cumulative changes in ownership. We have not completed an analysis to determine whether any such limitations have been triggered as of December 2014.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 2014, the Company made no provisions for interest or penalties related to uncertain tax positions. The tax years 2010 through 2014 remain open to examination by the Internal Revenue Service of the United States.

NOTE L – COMMITMENTS AND CONTINGENCIES

Except as discussed below, the Company is not currently a party to any material litigation; however in the ordinary course of our business the Company is periodically threatened with or named as a defendant in various lawsuits or actions. The principal risks that the Company insures against, subject to and upon the terms and conditions of various insurance policies, are workers’ compensation, general liability, automobile liability, property damage, professional liability, employee benefits liability, errors and omissions, employment practices, fiduciary liability, fidelity losses and director and officer liability.

Under the organizational documents, the Company’s directors are indemnified against certain liabilities arising out of the performance of their duties to the Company. The Company also has an insurance policy for our directors and officers to insure them against liabilities arising from the performance of their positions with the Company or its subsidiaries.

In September 2014, Partners filed a complaint in the U.S. District Court of Delaware alleging breach of warranties and covenants in the EPA by the Member, and the breach of fiduciary duty as an officer and director (related primarily to the Member’s non-compete). As of the date the complaint was filed, all payments of principal and interest, and other costs due and owing to the Member by Partners were current, however, we have suspended any additional amounts due pending resolution of the litigation. In November 2014, the Member filed counterclaims under the EPA. Partners has filed an Amended Complaint, and an Answer to the Counterclaims, denying any and all liability. Partners is not yet able to determine the value of its claims or the Member’s counterclaims. The matter is being vigorously litigated, and no trial date has been determined.

In October 2014, a former employee filed a claim with the American Arbitration Association, alleging wrongful termination and a dispute regarding his individually-negotiated employment agreement, which was terminated by Partners on May 13, 2014. The parties previously tried to reach a settlement during mediation in July 2014. The Company denies any and all liability in this claim. In January 2015, Partners filed an Answer and Counterclaim under his Employment Agreement, Nondisclosure Agreement, and the Employee Handbook alleging counterclaims related to self-dealing, falsification of time records, false expense reimbursements, and disclosing proprietary and other private information to improper parties. An arbitration date has not yet been determined. The Company believes that its defense of the original claim will demonstrate Partners acted within its rights to terminate, and that Partners’ counterclaims are expected to result in a favorable judgment.

The Company is a party to an arbitration involving a claim by a former investment banker which had performed certain work for Partners. The amounts claimed are unclear, and, pursuant to the arbitration agreement between the parties, the matter must first be mediated before arbitration can commence. Assuming the matter is not resolved in mediation, Partners will defend the arbitration on the grounds that the services for which it is claiming compensation were not performed, and deceived Partners with respect to the services it was providing or could provide, and that it may need to refund certain compensation to Partners.

In August 2014, a former employee of Partners alleged that he was wrongfully terminated from employment and that Partners breached an "employment contract" he has with the Company. The employee has not yet claimed an amount, although his employment agreement stipulates one year severance. Partners is seeking an out of court settlement.

Management has determined that no loss is probable related to these actions and is unable to determine a reasonable range of potential loss as of April 2015.

Operating Leases

The Company has entered into leases for office space and equipment, with remaining terms through 2020. Rent expense for 2014 and 2013 was $758,000 and $-0-, respectively.

Cybergy Holdings, Inc.

Notes to Consolidated Financial Statements

Future minimum lease payments under these leases for each of the next five years and thereafter are as follows:

2015	$753,000
2016	720,000
2017	569,000
2018	436,000
2019	449,000
Thereafter	151,000
Total	$3,078,000

Operating Agreements

The Company has entered into an agreement to provide communication services with minimum monthly payments of $8,000 through September 2016.

Employment Agreements

The CEO’s employment agreement was effective as of June 1, 2014 and continuing until June 1, 2017 or his death, disability, dismissal (for or without cause), change of control or resignation. The Company may terminate his employment at any time by giving at least ninety (90) days’ prior notice and he will be entitled, after execution of our standard form release agreement, to a severance payment in the amount equal to three months’ salary plus one year of his annual base salary, any unpaid bonus, vacation, and any amounts due under the EPA.

The CFO’s employment agreement was effective as of November 1, 2014 and continuing until November 1, 2017 or his death, disability, dismissal (for or without cause), change of control or resignation. The Company may terminate his employment at any time by giving at least ninety (90) days’ prior notice and he will be entitled, after execution of our standard form release agreement, to a severance payment in the amount equal to three months’ salary. Should there be a sale of the Company that results in the termination of his employment or a material adverse change in his duties and responsibilities, he will be entitled to a lump-sum payment of one times the amount of his annual base salary; and lump-sum payment equal to twelve months of his health and welfare benefit costs, grossed up, to cover twelve months of COBRA payments.

NOTE M – STOCKHOLDERS’ EQUITY

Cybergy’s authorized capital stock consists of 3,000,000,000 shares of common stock, $0.0001 par value per share and 250,001,000 shares of preferred stock, par value $0.0001 per share, consisting of 1,000 shares of Series B Convertible preferred stock and 250,000,000 shares of Series C Convertible preferred stock. Each share of the Series C Convertible preferred stock is convertible into 10 shares of our common stock. The Company has issued 20,520,229 shares of common stock, 1,000 shares of Series B preferred stock, and 52,378,436 shares of Series C preferred stock as of December 2014.

Prior to the consummation of the transactions contemplated by the Merger Agreement, there were 20,420,229 shares of MKHD common stock issued and outstanding and 242,172,355 of MKHD Series A preferred stock, which were converted into Series C Convertible preferred stock and cancelled. Prior to the Merger, Partners had 3,256,444 shares of common stock outstanding and 10,000 shares of Series A preferred stock, which were cancelled prior to the merger.

At the Effective Time of the Merger:

•	Each issued and outstanding share of the MKHD common stock remained issued and outstanding;
•	Each issued and outstanding share of MKHD’s Series A preferred stock was converted into 0.2 shares of Series C preferred stock and the Series A preferred stock were cancelled.
•

Each share of Partners common stock, par value $0.0001 per share, issued and outstanding immediately prior to the Effective Time was converted automatically into 14.20 shares of the Series C preferred stock (the “Merger Consideration”), subject to dilution based upon the final amount of convertible debentures issued in conjunction with the Merger. After adjustment for the issuance of the Follow-on notes, the final conversion ratio was approximately 12.13.

Cybergy Holdings, Inc.

Notes to Consolidated Financial Statements

All convertible debentures issued by Partners were amended, by their terms, and are convertible into Series C preferred stock. Cybergy also issued 1,000 shares of Series B preferred stock to one of the Company’s officers for his approval of the Merger.

On December 5, 2014, Cybergy declared a reverse 1:10 split of its common stock which was effective December 22, 2014. All convertible amounts in any debt or warrant instruments were automatically adjusted.

In September and October, we issued 2,356,594 shares of our Series C preferred stock primarily related to advisory services performed in connection with merger, legal services and settlement of debt.

In March 2015, we cancelled 50,000 issued shares related to the termination of a services agreement. These shares were reflected as issued, but not outstanding in the December 2014 consolidated balance sheet.

The following table reflects our outstanding securities, assuming conversion of the debentures, exercise of warrants and issued stock options, reflected in common shares, as if outstanding at December 2014:

Common shares of Cybergy issued	20,520,229
Shares issuable upon conversion of convertible debentures	80,313,600
Series C preferred stock:
Additional shares issued with convertible debentures	82,873,600
Shares issued to Partners common stock shareholders	368,910,305
Shares issued to MKHD Series A preferred shareholders	48,434,471
Shares issued to consultants	23,565,940
Warrants	7,063,775
Unvested stock option grants	17,779,862
Total	649,461,782

Series B Preferred Stock

So long as any shares of Series B preferred stock remain outstanding: (i) the holders of shares of Series B preferred stock shall be entitled, voting separately as a single class, to elect three (3) directors of the Company.

So long as any shares of Series B preferred stock remain outstanding, the Company shall not, without first obtaining the approval of the holders of at least two-thirds of the then outstanding shares of Series B preferred stock voting together as a single class, undertake any action (whether by amendment of the Company’s Certificate of Incorporation or Bylaws or otherwise, and whether in a single transaction or a class of related transactions) that approves or effects any of the following transactions involving the Company or any of its subsidiaries:

•

alter or change the rights, preferences or privileges of the shares of Series B preferred stock or creates, whether by merger, consolidation, reclassification or otherwise, any new class or class of shares having rights, preferences or privileges senior to or on a parity with shares of the Series B preferred stock;

•	repurchase any equity security (except with respect to shares of the Series B preferred stock);
•	effect a recapitalization, reclassification, split-off, spin-off or bankruptcy of the Company or any of its subsidiaries;
•	effect any Liquidation;
•	increase or decrease the authorized size of the Board or any committee thereof or create any new committee of the Board of the Company or any of its subsidiaries;
•	appoint or change the auditors of the Company or any of its subsidiaries;
•	propose to amend or waive any provision of the Company’s or any of its subsidiaries’ constitutional documents.

Cybergy Holdings, Inc.

Notes to Consolidated Financial Statements

Series C Convertible Preferred Stock

The Series C Convertible preferred stock, upon liquidation, winding-up or dissolution of the Corporation, ranks on parity, in all respects, with all the common stock, except for sharing in the earnings of the Company. Each share of Series C preferred stock is convertible into 10 shares of our common stock.

Warrants

In conjunction with the issuance of the Follow-on notes, we issued 656,202 warrants for Series C Preferred Shares of the Company to the lead placement agent and financial advisor. The warrants expire five years from issue date and have an exercise price of $0.218 per share of Series C preferred stock, subject to adjustment of any Anti-dilution and Price Protection Provisions (including “down-round” provisions). The warrants are exercisable into 6,562,020 shares of common stock. The derivative liability associated with the warrants is $15,630,000 at December 2014.

Additionally, we assumed certain warrants of MKHD exercisable into 501,755 shares of common stock at an exercise price of $5.00 per share.

Put/Call Agreement with Member of New West

The Put - Commencing on January 1, 2018 (“First Exercise Date”), Member has the option (the "Put Option"), to cause the Company to purchase all of the shares issued to Member under the EPA for an aggregate purchase price equal to the greater of:

a)	the mutually agreed fair market value of the shares at the time of such exercise, or
b)	in the absence of an agreement as to fair market value per a), then five (5) times the Adjusted EBITDA (as defined in the EPA) for the calendar year immediately prior to the date of the Put Option.

At the option of Member, the Put Option will accelerate and become exercisable prior to the First Exercise Date upon the occurrence of any of the following:

a)	a material breach by the Company of any covenant or agreement under the EPA; and such breach is not cured within the applicable notice and cure period; or
b)	until all Promissory Notes due to Member have been paid in full; or
c)	the removal of Member as a director of Partners for any reason other than for Cause.

The Put Option rights will terminate upon the occurrence of any of the following:

a)	A material breach by Member of any covenant or agreement under the EPA and such breach is not cured within the applicable notice and cure period; or
b)	upon the date that:

i.	The Company has filed a registration statement with the SEC and such registration statement has been declared effective,
ii.	the market capitalization of the Company is greater than $20,000,000 for ten consecutive trading days based on the daily variable weighted average price; and
iii.	the average daily trading volume for the ten consecutive trading days is greater than $200,000 based on the daily variable weighted average price.

Cybergy Holdings, Inc.

Notes to Consolidated Financial Statements

The Call - The Company has an ongoing option (the "Call Option"), to purchase from Member all of the shares issued under the EPA ("Call Units"), for an aggregate purchase price equal to the greater of:

a)	The mutually agreed fair market value of the Call Units at the time of such exercise, or
b)	in the absence of an agreement as to fair market value per a), then five (5) times Adjusted EBITDA, or
c)

the price received by the Company for such Call Units if sold or transferred within twelve (12) months of the Call Closing Date (provided, however, that "transferred" shall not include the pledge after the Call Units as security for a loan, unless and until the pledge is enforced by the pledgee).

The date of the closing for the Call (the "Call Closing Date") shall be no earlier than 30 days, nor later than 90 days, after delivery of the Call Notice. The intention of the parties is that the Call Notice shall be binding on the Member as to all equity of the Company issued to Member on the Effective Date so that upon completion of the "call" process the Member will not be the beneficial owner of any of the equity of the Company.

Subsequent to the merger, we evaluated the derivative features of the Put option and measured it at fair value. The derivative liability associated with the Put is $238,679,000 at December 2014 and is included in Derivative liability, long term with an offset to Paid in capital.

Share-Based Compensation Plan

In November 2014, the shareholders of Cybergy approved the Cybergy Holdings, Inc. Stock Plan (“2014 Stock Plan”). The purpose of the 2014 Stock Plan is to: (i) promote the interests of the Company and its stockholders by strengthening Cybergy’s ability to attract, motivate and retain employees, officers, consultants and members of the Board of directors; (ii) furnish incentives to individuals chosen to receive awards of Cybergy’s common stock under the plan because they are considered capable of responding by improving operations and increasing profits or otherwise adding value to Cybergy; and (iii) provide a means to encourage stock ownership and proprietary interest in Cybergy to valued employees, members of the Board of directors and consultants upon whose judgment, initiative, and efforts the continued financial success and growth of our business largely depend.

The shares of common stock to be delivered under the 2014 Stock Plan will be made available, at the discretion of the Board of directors or the compensation committee thereof, either from authorized but unissued common stock or from previously issued common stock reacquired by the Company, including shares of common stock purchased on the open market. To the extent any option or award expires unexercised or is canceled, terminated or forfeited in any manner without the issuance of common stock hereunder, such shares shall again be available for issuance under the 2014 Stock Plan.

The aggregate number of shares that may be issued, transferred or exercised pursuant to awards under the 2014 Stock Plan is 72,769,000 of our common stock.

Awards may be granted to employees, directors and consultants of the Company or any of its subsidiaries in the sole discretion of the compensation committee. In determining the persons to whom awards shall be granted and the type of award, the committee shall take into account such factors as the committee shall deem relevant in connection with accomplishing the purposes of the 2014 Stock Plan.

The term of each option shall be determined by the compensation committee but shall not exceed 10 years. Unless otherwise specified in an option agreement, options shall vest and become exercisable on the following schedule: 1/3 on the first anniversary of the Grant Date, 8.333% at the end of each quarter beginning on the six month anniversary of the Grant Date. Each option shall be designated as an incentive stock option (“ISO”) or a non-qualified option (“NQO”). The exercise price of an ISO shall not be less than the fair market value of the stock covered by the ISO at the grant date; provided, however, the exercise price of an ISO granted to any person who owns, directly or indirectly, stock of the Company constituting more than 10% of the total combined voting power of all classes of outstanding stock of the Company or of any affiliate of the Company, shall not be less than 110% of such fair market value.

Cybergy Holdings, Inc.

Notes to Consolidated Financial Statements

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Because this option valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed below. The Company bases the estimate of expected volatility on the historical volatility of similar entities whose share prices are publicly available. We will continue to consider the volatilities of those entities unless circumstances change such that the identified entities are no longer similar to the Company or until there is sufficient information available to utilize the Company’s own stock volatility. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company expects to use historical data to estimate employee termination within the valuation model; separate groups of employees that have similar historical termination behavior are considered separately for valuation purposes. The Company has elected to utilize the following “simplified” method for estimating expected term: ((vesting term + original contractual term) / 2). More detailed information about exercise behavior will, over time, become readily available to us. As such, this simplified method will be used for share option grants until more detailed information is available. We believe these estimates and assumptions are reasonable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.

Compensation expense included in the consolidated statements of operations was $23,000 in 2014 and is included in selling, general and administrative expenses.

A summary of option activity at December 2014, and changes during the year then ended is presented below.

	Exercise Price	Stock Options	Wgt. Avg. Exercise Price	Wgt. Avg. Remaining Contractual Life (years)	Wgt. Avg. Grant Date Fair Value	Aggregate Intrinsic Value

2014 Activity
Issued		23,237,528	$0.00008	-	$0.0045	-
Exercised		-	-	-	-	-
Forfeited		5,457,666	$0.00008	-	$0.0045	-
Expired		-	-	-	-	-
As of December 2014
Outstanding	$0.00008	17,779,862	$0.00008	9.25	$0.0045	$42,670,000
Vested and exercisable	$0.00008	4,151,867	$0.00008	9.24	$0.0045	$9,964,000
Nonvested	$0.00008	13,627,995	$0.00008	9.25	$0.0045	$32,706,000

Assumptions:	2014
Expected Volatility	35.89%
Weighted-Average Volatility	35.89%
Expected Dividends	$-
Expected Term (years)	6.5
Risk-Free Rate	0.75% to 0.79%

Total intrinsic value of options exercised	$-
Total fair value of shares vested	$9,964,000
Unrecognized compensation cost related to non-vested awards	$59,000
Weighted-average period over which non-vested awards are expected to be recognized	2.25

In January 2015, the Board of Directors granted 83,333 incentive stock options to Wyly Wade, Director and Chief Technical Officer at an exercise price of $2.40, the closing price of our stock on the grant date.

Cybergy Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE N – RELATED PARTY TRANSACTIONS

The Company had a related party note receivable which represented amounts owed by Tribal Tech LLC to the Company. The note accrued interest at 3% per annum and was paid in full in September 2014.

Related party payables represent amounts due to the 49% owner in the JV at December 2014 for subcontract labor and other costs related to a U.S. Department of Energy contract.

During 2013, the Company borrowed $80,000 from the family of a shareholder and Board member. The amount was paid in full in October 2014.

NOTE O – EMPLOYEE BENEFIT PLAN

The Company has adopted a 401(k) plan (the Plan) for the benefit of all eligible employees of the Company, as defined in the Plan Agreement. The Plan allows participants to make pretax contributions limited to amounts established by tax laws. The employee contributions and earnings thereon are always 100% vested, and the employers’ match, if made, vests ratably over a three-year period. Employees are eligible to participate in the Plan in the first month after turning age 21 and upon completion of three months of full time service or at least 1,000 hours of service for part-time participants. The Plan allows for hardship withdrawals and loans from participant accounts. All amounts contributed to the Plan are deposited into a trust fund administered by independent trustees. Qualified non-elective contributions or discretionary contributions may be made at the Company's discretion. The Company contributed $250,000 to the Plan in 2014.

NOTE P – FAIR VALUE MEASUREMENTS

The accounting standard for fair value measurements defines fair value, and establishes a market-based framework or hierarchy for measuring fair value. The standard is applicable whenever assets and liabilities are measured at fair value. The fair value hierarchy established in the standard prioritizes the inputs used in valuation techniques into three levels as follows:

Level 1 – Observable inputs – quoted prices in active markets for identical assets and liabilities;

Level 2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities – includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets, for substantially the full term of the financial instrument; and

Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 2014 and the level they fall within the fair value hierarchy:

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Amount
Derivative liability - note, redeemable common stock, and warrant bifurcation	Derivative liability – current and long-term	Level 3	$205,339,000

Put option derivative liability	Derivative liability – long-term	Level 3	$238,679,000

Cybergy Holdings, Inc.

Notes to Consolidated Financial Statements

NOTE Q – ACQUISITION

Under the EPA, Partners purchased all the assets and liabilities of New West for a purchase price of approximately $7.4 million, as adjusted based on certain earn-out provisions in 2014 and 2015. The purchase price consisted of $500,000 in cash paid at closing, $4,300,000 in Member carried notes, earn-out notes having an original aggregate principal amount of $1,860,000, and 1,274,000 shares of Partners pre-merger common stock valued at $0.55 per share. In conjunction with the acquisition, Partners issued $1,000,000 of Senior Secured Convertible Debentures.

The allocation of the purchase price recorded was determined by us considering the results of an independent valuation.

Asset category	Estimated Fair Value
Current assets	$4,728,000
Other assets	911,000
Non-interest bearing liabilities	(2,735,000)
Interest bearing liabilities assumed	(643,000)
Trademark and trade name	217,000
Non-Compete Agreements	1,512,000
Backlog	3,000
Customer Relationships – Existing	831,000
Goodwill	2,552,000
Purchase price	$7,376,000

The fair value of the assets acquired and liabilities assumed were measured using the cost and income approach, which are level 3 inputs.

Supplemental unaudited pro forma information

Included in the consolidated statement of operations for 2014 are revenues and operating loss of $32,011,000 and $1,690,000, respectively, of New West, Primetrix and the JV.

Revenue and earnings for the year ended December 2013 represents historical information as if the acquisition had been consummated on January 1, 2013.

Pro forma December 2013

Contract revenue	$35,490,000
Gross profit	$7,586,000

Net (loss)	$(3,590,000)

