Form 10-K/A
period 2014-12-31
Cybergy Holdings, Inc.
filed 2015-04-30
CIK 1397951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from __________to__________

Commission file number: 000-53554

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

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $0.0001 per share

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

As of April 29, 2015, the Registrant had 20,470,258 outstanding shares of its common stock, $0.0001 par value.

Documents incorporated by reference: none

CYBERGY HOLDINGS, INC.

FORM 10-K/A

TABLE OF CONTENTS

Contents

Explanatory paragraph	3
PART III	3
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.	3
PART IV	4
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	4

2

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed solely to replace Part III. Item. 14, Principal Accounting Fees and Services and update Item 15, Exhibits and Financial Statement Schedules, of the Registrant’s Annual Report on Form 10-K as filed by the Registrant on April 13, 2015 (the “Original Filing”). Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1. The information in this Amendment No. 1 does not modify or update disclosures in the Original Filing (including the exhibits to the Original Filing, except for the updated Exhibits 31.1, 31.2 and 32.1) and other than as set forth herein. This Amendment No. 1 should be read in conjunction with our periodic filings made with the Securities and Exchange Commission or the SEC, subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with the applicable rules and regulations promulgated by the SEC, this Amendment No.1 includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1.

PART III.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Mayer Hoffman McCann P.C. was engaged as our audit firm in November 2014.

Audit Fees: Fees for audit services for Mayer Hoffman McCann P.C. (“Mayer Hoffman McCann”) totaled approximately $259,000 in 2014 and $-0- in 2013, including fees associated with the audit of the registrant's annual financial statements and services in connection with other statutory and regulatory filings in connection with our recapitalization in October 2014. Included in the 2014 total are fees related to the audit of our 2013 financial statements in connection with the inclusion in the current report on Form 8-K/A and Annual Report on Form 10-K. In 2014 and 2013, none of the audit fees above included fees from work related to the attestation of management’s report on the effectiveness of internal control over financial reporting according to the requirements of Section 404 of the Sarbanes Oxley Act of 2002.

Audit-Related Fees: Mayer Hoffman McCann did not perform any audit-related services in 2014 or 2013.

Tax Fees: Mayer Hoffman McCann did not perform any tax services during 2014 or 2013.

All Other Fees. We did not incur any other accounting or audit-related fees than those reported above in 2014 and 2013.

3

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

14.2	Audit Committee Charter of Cybergy Holdings, Inc.*

14.3	Compensation Committee Charter of Cybergy Holdings, Inc.*

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchanges Act of 1934*

31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certifications Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and to 18 U.S.C. Section 1350.*

* Filed herewith

4

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERGY HOLDINGS, INC.

Dated: April 30, 2015	By:	/s/ Mark Gray
Mark Gray Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer)

Dated: April 30, 2015	By:	/s/ Dan Hollenbach
Dan Hollenbach Chief Financial Officer (Principal Financial and Accounting Officer)

Signatures	Title	Date

/s/ Tom Vukota	Director	April 30, 2015
Tom Vukota

/s/ Wyly Wade	Director	April 30, 2015
Wyly Wade

/s/ David Carey	Director	April 30, 2015
David Carey

/s/ Andy Westlund	Director	April 30, 2015
Andy Westlund

5