Form 10-Q
period 2015-03-31
Cybergy Holdings, Inc.
filed 2015-05-15
CIK 1397951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 2015

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File No. 000-52664

CYBERGY HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	98-0371433
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10333 E. Dry Creek Rd., Suite 200, Englewood, CO

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (303) 586-3232

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2015, the Registrant had 20,750,603 outstanding shares of its common stock, $0.0001 par value.

Cybergy Holdings, Inc.

Cybergy Holdings, Inc.
Unaudited Consolidated Condensed Balance Sheets

	March 2015	December 2014
ASSETS
Current Assets
Cash and cash equivalents	$83,000	$1,415,000
Contract receivables	3,248,000	2,328,000
Prepaid expenses and other current assets	260,000	314,000
Total current assets	3,591,000	4,057,000
Non-Current Assets
Property and equipment, net	785,000	838,000
Other assets	60,000	60,000
Intangibles, net	1,769,000	1,959,000
Goodwill	4,075,000	4,075,000
Total non-current assets	6,689,000	6,932,000
Total assets	$10,280,000	$10,989,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$716,000	$449,000
Accrued liabilities	1,270,000	1,118,000
Related party payable	2,059,000	1,808,000
Line of credit	-	56,000
Current portion of other accrued liabilities	220,000	187,000
Current portion of long-term debt - other	197,000	57,000
Current portion of acquisition notes	3,919,000	3,800,000
Current portion of senior secured convertible notes, net	1,503,000	932,000
Derivative liability	77,641,000	53,834,000
Total current liabilities	87,525,000	62,241,000
Non-Current Liabilities
Other accrued liabilities	397,000	387,000
Long term debt, less current portion - other	47,000	53,000
Senior secured convertible notes, net	989,000	1,285,000
Acquisition notes, less current portion	1,898,000	1,834,000
Derivative and put liabilities	259,936,000	390,184,000
Deferred rent	237,000	239,000
Total non-current liabilities	263,504,000	393,982,000
Total liabilities	351,029,000	456,223,000
Commitments and contingencies
Stockholders' Equity (Deficit)
Common stock, $.0001 par value, 3,000,000,000 shares authorized; 20,470,258 and 20,520,229 issued; 20,470,258 outstanding	21,000	21,000
Series C preferred stock, $.0001 par value, 250,000,000 shares authorized; 52,378,436 shares issued and outstanding	5,000	5,000
Series B preferred stock, $.0001 par value, 1,000 shares authorized, issued and outstanding	-	-
Paid in capital	63,000	-
Accumulated deficit	(340,822,000)	(445,242,000)
Total Cybergy stockholders' equity (deficit)	(340,733,000)	(445,216,000)
Non-controlling interest in joint venture	(16,000)	(18,000)
Total stockholders' equity (deficit)	(340,749,000)	(445,234,000)
Total liabilities and stockholders' equity (deficit)	$10,280,000	$10,989,000

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

Cybergy Holdings, Inc.
Unaudited Consolidated Condensed Statements of Operations

	Three months ended March
	2015	2014
Contract revenue	$6,563,000	$8,803,000

Cost of services	5,384,000	7,032,000
Gross profit	1,179,000	1,771,000

Operating expenses
Selling, general and administrative	2,201,000	2,325,000
Depreciation and amortization	249,000	258,000
Total operating expenses	2,450,000	2,583,000

Operating (loss)	(1,271,000)	(812,000)
Other (income) expense
Interest expense, net of interest income	460,000	177,000
Change in fair value of derivative and put liabilities	(106,441,000)	-
Other	288,000	59,000
Total other (income) expense	(105,693,000)	236,000
Income (loss) before income taxes	104,422,000	(1,048,000)
Income tax (benefit) expense	-	(536,000)

Consolidated net income (loss)	104,422,000	(512,000)
Net income attributable to non-controlling interest in joint venture	(2,000)	(11,000)

Net income (loss) attributable to Cybergy	$104,420,000	$(523,000)

Basic earnings (loss) per share of common stock	$5.09	$-

Weighted average number of basic common shares outstanding	20,498,591	-

Diluted earnings (loss) per share of common stock	$0.00	$-

Weighted average number of diluted common shares outstanding	648,792,461	-

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

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

Cybergy Holdings, Inc.
Unaudited Consolidated Condensed Statement Of Changes In Stockholders’ Equity (Deficit)
Three months ended March 2015

	Preferred stock		Common stock		Non-controlling interest in joint venture	Additional paid in capital	Accumulated deficit
	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Total

Balances at December 2014	$5,000	52,379,436	$21,000	20,520,229	$(18,000)	$-	$(445,242,000)	$(445,234,000)
Share adjustment - rounding	-	-	-	29	-	-	-	-
Cancellation of non-vested common stock for services	-	-	-	(50,000)	-	-	-	-
Services in exchange for shares issued in 2014	-	-	-	-	-	50,000	-	50,000
Share-based compensation	-	-	-	-	-	13,000	-	13,000
Net income	-	-	-	-	2,000	-	104,420,000	104,422,000
Balances at March 2015	$5,000	52,379,436	$21,000	20,470,258	$(16,000)	$63,000	$(340,822,000)	$(340,749,000)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

Cybergy Holdings, Inc.
Unaudited Consolidated Condensed Statements of Cash Flows

	Three months ended March
	2015	2014
Cash flows from operating activities:
Net income (loss)	$104,420,000	$(523,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	59,000	68,000
Amortization of intangibles	190,000	190,000
Amortization of debt issuance costs	42,000	41,000
Amortization of debt discount	276,000	15,000
Change in fair value of derivative liabilities	(106,441,000)	-
Share-based compensation	13,000	1,000
Share-based services	50,000	-
Deferred rent	(1,000)	4,000
Deferred taxes	-	(536,000)
Earn out adjustment	183,000	59,000
Interest in JV	2,000	11,000
Changes in assets and liabilities, net of effect of acquisition:
Contract receivables	(920,000)	(2,310,000)
Prepaid and other current assets	12,000	(8,000)
Accounts payable	267,000	(744,000)
Accrued liabilities	208,000	300,000
Related party payables	251,000	2,703,000
Net cash used in operating activities	(1,389,000)	(729,000)
Cash flows from investing activities:
Purchases of property and equipment	(6,000)	(19,000)
Cash received in the acquisition of New West	-	897,000
Acquisition of New West	-	(500,000)
Net cash (used in) provided by investing activities	(6,000)	378,000
Cash flows from financing activities:
Proceeds from long term debt	140,000	1,000,000
Payments on long term debt	(6,000)	(103,000)
Payments on other accrued liabilities	(15,000)	(43,000)
Line of credit, net	(56,000)	-
Debt issuance costs	-	(183,000)
Net cash provided by financing activities	63,000	671,000
Net increase (decrease) in cash and cash equivalents	(1,332,000)	320,000
Cash and cash equivalents - beginning of period	1,415,000	-
Cash and cash equivalents - end of period	$83,000	$320,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$23,000	$39,000
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash activity:
Issuance of debt in the acquisition of New West	$-	$5,530,000
Issuance of common stock in the acquisition of New West	$-	$703,000
Conversion of Promissory notes to common stock	$-	$357,000
Issuance of additional shares - EPA notes	$-	$77,000

Supplemental cash flow information regarding the Company's acquisition of New West in 2014 is as follows:
Fair value of assets acquired		$10,754,000
Less liabilities assumed		(4,081,000)
Less cash acquired		(897,000)
Plus shares issued		703,000
Business acquisition, net of cash acquired		$6,479,000

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

CYBERGY HOLDINGS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

NOTE A – SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Reverse merger transaction

On October 3, 2014, Cybergy Holdings, Inc. (“Cybergy”, “the Company”), formerly Mount Knowledge Holdings, Inc. (“MKHD”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MK Merger Acquisition Sub, Inc., a whollyowned subsidiary of MKHD (“Merger Sub”), Access Alternative Group S.A., and Cybergy Partners, Inc. (“Partners”), providing for the merger of Merger Sub with and into Partners (the “Merger”), with Partners surviving the Merger as a whollyowned subsidiary of MKHD. Pursuant to the Merger Agreement, the shareholders of Partners and MKHD initially exchanged shares in the respective companies for 88% and 12% ownership, respectively, of the surviving company.

The Merger of Partners and MKHD, a nonoperating public shell corporation, resulted in the owners and management of Partners obtaining actual and effective voting and operating control of the combined company. The Merger was treated as a public shell reverse acquisition and therefore treated as a capital transaction in substance, rather than a business combination. The historical financial statements of MKHD before the Merger were replaced with the historical financial statements of Partners before the Merger. As a result of the Merger, Cybergy acquired the business of Partners, and has continued the existing business operations of Partners.

Principles of Consolidation, Basis of Presentation, and Fiscal Periods

The accompanying unaudited consolidated condensed financial statements of Cybergy Holdings, Inc. (“Cybergy”, “Company”, “we”, “us” or “our”) have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The consolidated condensed balance sheet as of December 31, 2014 presented herein has been derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the year ended December 2014.

Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 2014. The information reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein.

The results for the three months ended March 2015 are not necessarily indicative of the results to be expected for the full year or any other period.

The accompanying consolidated condensed financial statements include the accounts of Cybergy, its whollyowned subsidiaries; Partners, New West, Primetrix, Labs, and its 51% owned New WestEnergetics Joint Venture, LLC (“JV”). All intercompany accounts and transactions have been eliminated in consolidation.

In 2015, the Company changed from a calendar end date to a “4/4/5 weekly” quarterly close cycle. The Company’s three month fiscal periods ended on April 3, 2015 and March 31, 2014. Our balance sheet dates are referred to herein as March 2015 and December 2014. Our three month fiscal periods are referred to herein as March 2015 and 2014.

CYBERGY HOLDINGS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Going Concern

In 2014 and 2015, the Company had negative cash flow from operations due to declining gross margin, increased personnel costs as well as merger and acquisition costs related to the acquisition and merger. The decline in gross margin was due primarily to the delay on the transition from our JV contract to the follow-on MOTS contract with the Department of Energy. We expect to incur additional operating losses for the year ending December 2015.

These circumstances raise substantial doubt about our ability to continue as a going concern.

The Company does not currently believe that its existing cash resources are sufficient to meet its anticipated needs for the year ending December 2015. We need to obtain significant additional capital resources in order to develop products and fund operations and make scheduled debt payments.

The accompanying unaudited consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a history of recurring losses and had negative working capital at March 2015.

There can be no assurance that the Company will be successful in reducing its negative operating cash flows, and that such cash flows will be sufficient to sustain the Company’s operations through 2015. Nor can there be any assurance that the Company can raise additional capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated condensed financial statements were prepared assuming that the Company is a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans in regard to these matters are focused on managing its cash flow, the proper timing of its capital expenditures, and raising additional capital or financing in the future.

In April and May 2015, the Company raised net proceeds of $1,660,000 from the sale of Series C preferred stock and short term bridge loans as more fully discussed in the following notes.

Management believes the Company will need additional capital in 2015 of approximately $1.5 to $2.0 million to further fund operations and market expansion of the SmartFile software. The Company intends to cover its future operating expenses through additional financing from existing and prospective investors, revenue from existing and new contracts, revenue from potential grants and collaborative marketing agreements, as well as revenue from the commercialization of products and services. However, we may not be successful in obtaining funding from new or existing collaborative agreements or the commercialization of our products and services. Further, actual revenue may be less than forecasted.

Additionally, we have engaged a financial advisor to raise capital through the sale of stock, issuance of convertible debt or asset based loans, which has a track record of successfully raising capital for hundreds of development stage to midcap scale companies.

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

Significant estimates affecting the financial statements include accruals for contract reserves, recoverability of goodwill and intangible assets and earnout obligations related to the acquisition of New West, warrant, conversion, and put valuations and income taxes. The valuation of the warrant, conversion, and put derivative liabilities using a Lattice model is based upon interest rates, stock prices, maturity estimates, volatility and other factors. The Company believes these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions. It is at least reasonably possible that the estimates used will change in the near term.

CYBERGY HOLDINGS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

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

Credit Risk

The Company grants credit in the normal course of business to customers in the United States. The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk. Contracts with the federal government, either as a prime or subcontractor, accounted for approximately 94% and 93% of revenues in 2015 and 2014, respectively and one customer accounted for 92% and 83% of total revenues in 2015 and 2014, respectively. At March 2015 and December 2014, the same customer accounted for 74% of total contract receivables.

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

Government contract receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled contract receivables represent services provided but not yet billed. The amount reflects the actual amount anticipated to be billed. The Company evaluates unbilled amounts for collectability based on estimates of workinprogress that may not be billed based on knowledge of individual balances.

CYBERGY HOLDINGS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

The Company does not accrue finance or interest charges on its receivables. Contract receivables determined to be uncollectible are expensed in the period such determination is made. No allowance was considered necessary as of March 2015 or December 2014.

Included in Contract receivables are retainage amounts of $76,000 and $73,000 at March 2015 and December 2014, respectively.

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $308,000 and $249,000 at March 2015 and December 2014, respectively.

Goodwill

We review goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

Intangibles

Intangibles are stated net of accumulated amortization of $980,000 and $790,000 at March 2015 and December 2014, respectively.

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

Derivative instruments are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as nonoperating income or expense. When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

The Company has determined that certain of the features (specifically, the embedded conversion feature, the mandatory conversion feature, the antidilution provisions, and default interest) embedded in its Convertible debentures were not considered “clearly and closely related” to the economic characteristics of the Convertible debenture, nor did they meet the definition of being indexed to the Company’s own stock. The Company applies the applicable accounting provisions for the accounting of the valuation of these features and associated warrants. The liability is adjusted quarterly to the estimated fair value based upon then current market conditions. The Company records the change in the estimated fair value of the derivative liability in other income or expense.

CYBERGY HOLDINGS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

The derivative liability was valued using a combination of a Brownian Motion technique and a Binomial Lattice (“Lattice”) model. A Lattice approach is a preferred valuation methodology relative to a closedform option pricing model (e.g., a BlackScholes option pricing model) because (i) it embodies all of the assumptions that market participants would likely consider in negotiating the transfer of the Convertible debentures, (ii) it simulates the exercise of the Convertible debentures prior to the expiration date, and iii) it incorporates potential variability for inputs that are not static such as the occurrence of a mandatory conversion, an event of default or a dilutive issuance. The Lattice model utilizes interest rates, stock prices, contractually remaining term of the underlying financial instruments and volatility factors. We utilize historical volatility over a period generally commensurate with the remaining contractual term of the underlying financial instruments and use daily intervals for price observations. However, the Company does not have sufficient trading activity on which to base an estimate of future stock price volatility. Therefore, management determined that use of historical volatility of a comparable peer group over a term consistent with the remaining contractual terms of the Convertible debentures was the best indicator of the stock’s future volatility. The Company believes these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.

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

Share-Based Compensation

We account for sharebased awards in accordance with the applicable accounting rules that require the measurement and recognition of compensation expense for all sharebased payment awards based on estimated fair values. That cost is recognized over the requisite service period in which the employee is required to provide service in exchange for the award, which is usually the vesting period.

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

CYBERGY HOLDINGS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

The following is a reconciliation of net earnings used in the calculation of basic earnings per share and diluted earnings per share for the three months ended March 2015:

Net income attributable to Cybergy	$104,420,000
Effect of dilutive securities:
Preferred stock	-
Stock options	8,000
Convertible debentures	(43,067,000)
Warrants	(3,562,000)
Put option	(59,453,000)
Diluted net income (loss) attributable to Cybergy	$(1,654,000)

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three months ended March 2015:

Weighted-average number of common shares outstanding	20,498,591
Effect of dilutive securities:
Preferred stock	523,785,360
Stock options	17,712,458
Convertible debentures	80,313,600
Warrants	6,482,452
Put option	-
Dilutive potential common shares	648,792,461

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive:

Stock options	503,295
Warrants	501,755
1,005,050

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

CYBERGY HOLDINGS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently released ASU 2015-03; Interest—Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs that requires debt issuance costs be presented as a direct deduction from the carrying amount of the debt instead of as a noncurrent asset. The change brings requirements into line with those of premiums and discounts on debt. ASU 2015-03 is effective for fiscal years and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company expects to adopt ASU 2015-03 in 2016 and does not expect the adoption will have a significant impact on the consolidated balance sheet.

NOTE B – LINE OF CREDIT

In April 2014, the Company entered into an asset based loan agreement ("Credit Facility") with a bank. The Credit Facility provides the Company a revolving line of credit with a borrowing base equal to the lesser of $1,000,000 or 85% of eligible non JV accounts receivables and the lessor of 25% or $250,000 on New West's receivable from the JV. The accounts receivable of the JV are not included in the borrowing base. Amounts borrowed on the line of credit accrue interest monthly at the greater of: (i) prime plus 3% (6.25% at March 2015 and December 2014) or (ii) $3,750. Additionally, the Company is charged a monthly collateral fee of $2,000.

We had no balance outstanding as of March 2015 and were fully funded as of December 2014 under our revolving line of credit. Average daily borrowings under the revolving line of credit were $136,000 during 2015. The Credit Facility is collateralized by substantially all the assets of the Company. The Credit Facility contains standard business and financial covenants including a minimum tangible net worth requirement and a prohibition of dividend payments.

At December 2014 and March 2015, the Company was in technical default of the tangible net worth requirement under our revolving line of credit agreement as a result of recording the Derivative and put liabilities. The bank provided a waiver as of December 2014 and March 2015.

NOTE C – DEBT

At March 2015 and December 2014, the Company had $3,525,000 of Senior Secured Convertible Debentures outstanding. The convertible debentures are stated net as a result of recording discounts associated with the valuation of the conversion feature, Additional shares, and warrants issued of $1,033,000 and $1,309,000 at March 2015 and December 2014, respectively.

In March 2015, the Company issued a Promissory Note in the amount of $140,000 to a Director of the Company. The note accrues interest at prime plus 5% (8.25% at March 2015) and is due on earlier of: (i) June 30, 2015, or (ii) the closing of an equity or debt financing with gross proceeds to the Company of not less than $1,000,000. In May 2015, the holder converted the note into 140,000 shares of our Series C preferred stock.

On April 28, 2015 (“issue date”), the Company issued a Promissory Note in the amount of $705,000. The note includes an original issue discount of up to $200,000 with an effective interest rate of approximately 80% and is due October 28, 2015. If the note is paid within 90 days of the issue date, the amount due is $605,000. If the note is paid within 135 days of the issue date, the amount due is $655,000. After 135 days of the issue date, the amount due is $705,000.

The Company and the holder of the EPA note entered into an agreement whereby the Company would prepay the EPA note and the Holder would cancel the related Additional shares for the initial value paid of up to $1,000,000. In April and May 2015, we repaid $359,000 of the EPA note.

As a result of the ongoing Member litigation, we made no payments on the First notes due to the Member in 2015. See discussion of the settlement of the litigation in Note J.

Pursuant to a registration rights agreement with the purchasers of our Senior Secured Convertible Debentures, Cybergy was required to file a shelf registration statement for the resale of the common stock issuable upon conversion of the convertible debentures and the Additional Shares issued to the convertible note purchasers by December 3, 2014. As the Company did not file by that date, there is a monthly fee, equal to 1.0% of the aggregate purchase price of the convertible debentures (not to exceed 20%). As a result of the anticipated timing of the filing, the holders will be due a 6% fee. Included in Other accrued liabilities as of March 2015 and December 2014, is $176,000 and $71,000, respectively related to this liability.

CYBERGY HOLDINGS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

NOTE D – DERIVATIVE LIABILITIES

The Company applies the applicable accounting provisions for the accounting of the valuation of the embedded derivatives in our convertible debentures, warrants and put option. Accordingly, we recorded a derivative liability equal to the estimated fair value of the various features in 2014 with a corresponding discount to the underlying financial instruments issued. The liability is adjusted quarterly to the estimated fair value based upon then current market conditions. The Company records the change in the estimated fair value of the liability as an adjustment to other income or expense. The Company utilizes historical volatility over a period generally commensurate with the remaining contractual term of the underlying financial instruments and uses daily intervals for price observations.

Derivative liabilities consisted of the following at:

	March 2015	December 2014
Related to senior secured convertible notes, short term	$(72,611,000)	$(53,834,000)
Related to warrants, short term	(5,030,000)	-
Total short-term	(77,641,000)	(53,834,000)
Related to put option	(179,226,000)	(238,679,000)
Related to senior secured convertible notes, long term	(73,669,000)	(135,872,000)
Related to warrants	(7,041,000)	(15,633,000)
Total long-term	(259,936,000)	(390,184,000)
Total derivative liability	$(337,577,000)	$(444,018,000)

The following assumptions were utilized:

	March 2015	December 2014
Average expected volatility - debt	36.74% to 39.69%	30.19% to 34.76%
Average expected volatility - warrants	37.40% to 37.44%	37.92% to 38.05%
Average expected volatility – put option	34.97%	35.47%
Remaining expected term of the underlying securities - notes	3 to 12.8 months	6 to 15.8 months
Remaining expected term of the underlying securities - warrants	4.5 years	4.8 years
Remaining expected term of the put option	2.76 years	3.0 years
Average risk free interest rate – debt	0.03% to 0.281%	0.12% to 0.38%
Average risk free interest rate – warrants	1.33%	1.63%
Average risk free interest rate – put option	2.82%	2.47%
Expected dividend rate	-0-%	-0-%
Closing price per share of common stock	$1.86	$2.40
Exercise price of warrants per share of common stock	$.0218	$.0218

CYBERGY HOLDINGS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

NOTE E – INCOME TAXES

As of March 2015 and December 2014, the Company has established a valuation allowance of $5,406,000 and $4,616,000, respectively, against our net deferred tax assets.

As of March 2015, the Company has estimated state and federal net operating loss carry forwards of approximately $15,953,000 expiring in 2033 through 2035. Under the Internal Revenue Code (“IRC”) Section 382, annual use of our net operating loss carryforwards to offset taxable income may be limited based on cumulative changes in ownership. We have not completed an analysis to determine whether any such limitations have been triggered as of March 2015.

Income tax expense attributable to income from operations for 2015 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax loss from operations primarily as a result of state tax credit, nontaxable fair value of derivative liabilities, and the increase in the valuation allowance.

Income tax expense attributable to income from operations for 2014 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax loss from operations primarily as a result of state tax credit, the release of Partners valuation allowance related to its 2013 net operating loss carry forward, and nondeductible acquisition costs.

NOTE F – COMMITMENTS AND CONTINGENCIES

Except as discussed in our Annual Report on Form 10-K for the year ended December 2014, the Company is not currently a party to any material litigation. Except as discussed in Note J, there has been no change in the status of the litigation as discussed in our Annual Report on Form 10-K for the year ended December 2014.

NOTE G – STOCKHOLDERS’ EQUITY

In conjunction with the repayment of the EPA note, the holder will cancel 909,850 shares of Series C preferred stock in May 2015. Additionally, 817,946 shares of Series C preferred stock previously underlying the conversion feature in the convertible debentures are no longer issuable. However, the shares remain eligible for registration under a registration rights agreement.

In May 2015, the holder of the $140,000 promissory note converted the note in to 140,000 shares of our Series C preferred stock.

In April and May, 2015, the Company sold an additional 1,180,000 shares of its Series C preferred stock for $1.00 per share.

In conjunction with the issuance of the Promissory Note in April 2015, the note holder received warrants to purchase 363,636 shares of common stock, exercisable for a period of 5 years from issue date, at an exercise price of $.41 per share and will allow for cashless exercise. On May 1st, the holder exercised the warrant in a cashless manner for 280,345 shares of restricted common stock. Additionally, the financial advisor received warrants to purchase 5,952 shares of common stock, exercisable for a period of 5 years from issue date, at an exercise price of $1.85 (110% of the closing share price) per share and will allow for cashless exercise.

In connection with the settlement discussed in Note J, the Member will cancel a portion of the 15,451,258 shares of our Series C preferred stock owned. The preferred stock is convertible into 154,512,580 shares of common stock which represents just less than 24% of our fully diluted common shares. For example, using the closing price of May 11, 2015 to approximate market value, we would cancel approximately 152,540,000 shares of common equivalents or approximately 23.5% of our fully diluted common shares.

CYBERGY HOLDINGS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

ShareBased Compensation Plan

Compensation expense included in the consolidated statements of operations was $13,000 and $1,000 in 2015 and 2014, respectively, and is included in selling, general and administrative expenses. A summary of option activity at March 2015, and changes during the quarter then ended is presented below.

	Range of Exercise Price		Stock Options	Wgt. Avg. Exercise Price	Wgt. Avg. Remaining Contractual Life (years)	Wgt. Avg. Grant Date Fair Value	Aggregate Intrinsic Value
As of December 2014
Outstanding		$0.00008	17,779,862	$0.00008	9.25	$0.0045	$42,670,000
Vested and exercisable		$0.00008	4,151,867	$0.00008	9.24	$0.0045	$9,964,000
Nonvested		$0.00008	13,627,995	$0.00008	9.25	$0.0045	$32,706,000

Period Activity
Issued			502,995	$1.97		$0.98
Exercised			-	-		-
Vested			1,481,655	$0.00008		$0.0045
Forfeited			-	-		-
Expired			-	-		-

As of March 2015
Outstanding	$0.00008	$2.40	18,282,857	$0.054	9.03	$0.0314	$33,069,000
Vested and exercisable		$0.00008	5,633,522	$0.00008	8.99	$0.0045	$10,478,000
Nonvested	$0.00008	$2.40	12,649,335	$0.078	9.07	$0.0434	$22,591,000

Assumptions:	2015
Expected Volatility	49.29% to 50.14%
Weighted-Average Volatility	49.45%
Expected Dividends	-0-%
Expected Term (years)	6.5
Risk-Free Rate	1.63% to 1.84%
Total intrinsic value of options exercised	$-
Total fair value of shares vested	$10,478,000
Unrecognized compensation cost related to nonvested awards	$539,000
Weighted-average period over which nonvested awards are expected to be recognized	2.9 years

NOTE H – EMPLOYEE BENEFIT PLAN

The Company has adopted a 401(k) plan (the Plan) for the benefit of all eligible employees of the Company, as defined in the Plan Agreement. Qualified nonelective contributions or discretionary contributions may be made at the Company's discretion. The Company contributed $47,000 and $70,000 to the Plan in 2015 and 2014, respectively.

CYBERGY HOLDINGS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

NOTE I – FAIR VALUE MEASUREMENTS

The accounting standard for fair value measurements defines fair value, and establishes a marketbased framework or hierarchy for measuring fair value. The standard is applicable whenever assets and liabilities are measured at fair value. The fair value hierarchy established in the standard prioritizes the inputs used in valuation techniques into three levels as follows:

Level 1 – Observable inputs – quoted prices in active markets for identical assets and liabilities;

Level 2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities – includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets, for substantially the full term of the financial instrument; and;

Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 2015 and December 2014 and the level they fall within the fair value hierarchy:

			Amounts
Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	March 2015	December 2014
Derivative liability - note, redeemable common stock, and warrant bifurcation	Derivative liability – current and long-term	Level 3	$158,351,000	$205,339,000
Put option derivative liability	Derivative liability – long-term	Level 3	$179,226,000	$238,679,000

NOTE J – SUBSEQUENT EVENT

On May 8, 2015, the Company and the Member agreed to a settlement on the litigation initiated in September 2014. Under the terms of the agreement, the Company has agreed to establish an ESOP for its employees before December 1, 2015. The ESOP will purchase from the Member that amount of Cybergy stock equal to a current market value of $2,565,000 (the “settlement”). The remainder of the Cybergy stock owned by the Member will be canceled. All other amounts owed by the Company to the Member will be discharged and the Put option will be cancelled. The Member also assumes all obligations under the Management Performance Units Plan. The Company is assessing the financial impact of the settlement. The Company currently has short term debt and accrued interest of approximately $4,309,000 and long term debt of $1,898,000 due to the Member. Upon settlement, these amounts and any additional accrued interest will be removed from the Company’s books and replaced with the debt of the ESOP of $2,565,000. Additionally, the Company currently has a derivative liability accrued of $179,226,000 related to the Put option held by the Member. Any remaining derivative liability will also be eliminated upon the settlement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2015.

This Quarterly Report on Form 10-Q and other materials we will file with the Securities and Exchange Commission contain, or will contain, disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, such as the discussion of economic conditions in market areas and their effect on revenue growth, the potential for and effect of past and future acquisitions, the effect of changes in our company’s mix of services on gross margin, the adequacy of our allowance for doubtful accounts, the effectiveness of our management information systems, and the availability of financing and working capital to meet funding requirements, and can generally be identified by the use of words such as may, believe, will, expect, project, estimate, anticipate, plan or continue. These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These factors include, but are not limited to: economic conditions affecting the governmental consulting and solutions industry; the adverse effect of legislation and other matters affecting the industry; increased competition in the industry; our dependence on certain customers; the risk that we may not be able to retain and attract customers; the availability of and costs associated with potential sources of financing; the loss of key personnel; our inability to attract and retain new qualified personnel; difficulties associated with integrating acquired businesses and customers into our operations; collectability of accounts receivable; the carrying values of deferred income tax assets and goodwill, which may be affected by future operating results; fair value of derivative liabilities; and government regulation.

These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should also read, among other things, the risks and uncertainties described in the section of our Annual Report on Form 10-K entitled “Risk Factors.”

OVERVIEW and HISTORY

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

Our subsidiary, Cybergy Partners, Inc. (“Partners”), through its three wholly-owned subsidiaries, New West Technologies (“New West”), Cybergy Labs, and Primetrix, as well as its 51% owned joint venture, New West-Energetics Joint Venture, LLC, provides critical infrastructure services primarily to U.S. Federal Government agencies, state governments and tier one commercial clients.

Partners (previously Civergy, Inc.) was formed in 2013 to facilitate the acquisitions of New West and Cybergy Labs (“Labs”). Partners delivers innovative, technology-enabled products and services in clean energy, smart grid, energy resilience, cybersecurity, and business growth services through its family of companies.

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

Cybergy Labs, Formed in 2011, (“Labs”) (formerly BION Enterprises, LLC) was created as a mid-tier Software-as-a-Service (SaaS) firm, focused on four primary areas: intellectual property protection, business intelligence, workflow management, and fighting fraud. Lab’s flagship product, SmartFile, is a document tracking software – monitoring human interaction with their digital documents. In 2014, Labs expanded its scope to including other technologies focused on critical infrastructure solutions. Labs specializes in innovative solutions to critical infrastructure challenges, and is a technology accelerator with experience in business development and grant proposal preparation in “Tech to Market” programs for the U.S. Federal Government and the commercial sector. One example of technology developed by Cybergy Labs for the enterprise software market is SmartFile. The patent-pending SmartFile technology, with more than 37,000 beta-users, connects digital documents to the internet, including all types of Microsoft Office and Adobe PDF files. This innovation is designed to take an organization’s security a level deeper into documents and files themselves and provides real-time reporting when documents are opened or viewed, printed, saved or shared with others. Further, it provides real-time reports to alerts when sensitive files have been leaked or when unauthorized users (hackers) gain access and open documents. Cybergy Labs plans to release the first commercial version of SmartFile in 2015.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, estimates, assumptions and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note A, Summary of Significant Accounting Policies, of the Notes to Unaudited Consolidated Condensed Financial Statements included in “Item 1. Financial Statements”. Please also refer to our annual report on Form 10-K for the year ended December 2014 filed with the Securities and Exchange Commission (“SEC”) on April 13, 2015 for a more detailed discussion of our critical accounting policies.

NEW ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements and their potential effect on our results of operations and financial condition, refer to Note A in the Notes to the Unaudited Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q and Note A in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 2014.

RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 2014. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions such as “will,” “may,” “could,” “should,”, or similar expressions, identify certain of these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties, including those described in “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q that could cause our actual results or events to differ materially from those expressed or implied by such forward-looking statements. Except to the limited extent required by applicable law, the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

As discussed below, a significant portion of our revenues were generated through the JV in 2015 and 2014. The JV was formed in 2006 to allow New West to participate in the small disadvantaged minority owned business program regulated by the U.S. Small Business Administration that awards government contracting opportunities. In 2008, the JV was awarded a five-year contract with the Department of Energy and in December 2013, the contract work was extended for another six months. In mid2014, the contract was extended another six months pending the award of a follow-on contract.

In September 2014, the follow-on contract was awarded to the Allegheny Science & Technology (“AST”) Team, of which New West is a key partner. This technical support contract is the successor to the work performed through the JV and provides professional and engineering services across EERE’s five offices for three years: Energy Efficiency, Renewable Power, Strategic Programs, Transportation and Business Operations. The contract has a total contract value of up to $85 million, of which New West is expected to receive approximately 25%; however, based upon the final allocation of work, this could change. The new contract was awarded in September 2014, and immediately protested with the General Accounting Office (“GAO”) under allowable procedures. In December 2014, we received an additional 6month extension to the existing contract through June 2015. On February 23, 2015 the GAO announced that it denied the protest. The new contract is now active and transition is underway. We expect the new contract to be fully in place by June 30, 2015, at which time we plan to wind down the JV activity and terminate the JV. The impact on our consolidated revenues after the transition to the follow-on contract will be significant as we will no longer include the operations of the JV.

On March 23, 2015, New West was selected by the U.S. Department of Health and Human Services (HHS) as one of the prime contractors for a Multiple Award IDIQ contract, with a ceiling of $500 million over 10 years. This multipurpose technical, analytical, and support services contract with HHS includes services for policy and program assessments; data collection and analysis; performance measurements; and auxiliary services. Cybergy’s SmartFile technology will be incorporated as a unique feature in the services provided by New West. The contract has a 5year base period of performance and includes one 5year extension option. The global value of the contract is $500 million and task orders under the contract will be awarded on limited competition among individual awardees of the contract.

COMPARISON OF THE THREE MONTHS ENDED MARCH 2015 AND 2014

Approximately 92% and 83% of our consolidated revenues, and 72% and 57% of Partners revenues, were due to our contract with the Department of Energy. We consolidate the revenues and related costs of the JV and provide back office accounting and reporting services for the JV. The revenue and cost of revenues information below is presented for comparison and analysis purposes and because management believes that such information is informative as to the level of our business activity and useful in managing our operations.

The following table indicates certain data derived from our Statements of Operations for the three months ended March 2015 and 2014:

	March 2015			March 2014
	Partners	NW-Energetics JV	Consolidated	Partners	NW-Energetics JV	Consolidated

Contract revenue	$1,970,000	$4,593,000	$6,563,000	$3,464,000	$5,339,000	$8,803,000
Cost of services	871,000	4,513,000	5,384,000	1,803,000	5,229,000	7,032,000
Gross profit	1,099,000	80,000	1,179,000	1,661,000	110,000	1,771,000

Operating expenses
Selling, general and administrative	2,117,000	77,000	2,194,000	1,755,000	96,000	1,851,000
Merger and acquisition	7,000	-	7,000	474,000	-	474,000
Depreciation and amortization	249,000	-	249,000	258,000	-	258,000
Total operating expenses	2,373,000	77,000	2,450,000	2,487,000	96,000	2,583,000
Operating income (loss)	$(1,274,000)	$3,000	$(1,271,000)	$(826,000)	$14,000	$(812,000)

Gross profit %	55.8%	1.7%	18.0%	48.0%	2.1%	20.1%

Revenues and cost of services

Our revenues decreased $2,240,000, or 25.4%, due primarily to a 40.6% decrease in average billable hours at New West and a $150,000 decrease in billings at Primetrix due to the loss of contracts. The decrease in billable hours was due to: (i) the winding down of New West’s activity associated with the JV contract, (ii) delays in government contract awards and funding, and (iii) the expiration of programs without follow-on contract awards. This decrease in billed hours was offset by a 17.6% increase in average bill rate and a slight decrease in average pay rate at New West. JV revenue decreased $746,000, or 14.0%, due to the winding down of the JV contract.

Cost of services decreased $1,648,000, or 23.4%, corresponding to the decrease in revenue.

Gross profit

Gross profit decreased $592,000, or 33.4%, as a result of the items noted above.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses increased $343,000, or 18.5%, primarily due to the merger with MKHD, including increased legal fees, professional fees, insurance costs and additional management and financial personnel associated with being a public company, offset by a decrease in headcount and merger and acquisition (“M&A”) costs. Included in 2014 SG&A was approximately $245,000 related to legacy mentor programs which were eliminated in the 2nd quarter of 2014.

2014 M&A costs of $474,000 included $150,000 related to the Members severance agreement.

We expect recurring SG&A expenses to increase in 2015 as a result of the associated costs of being a public company, merger and acquisition activity, as well as increased focus on the growth of Labs.

Depreciation and amortization decreased slightly due primarily to reduced software depreciation.

Other income and expense

Interest expense increased $283,000 in 2015 due to the debt discount associated with the Follow-on notes issued in connection with the merger. Other expense includes $105,000 related to the registration rights filing fee and $183,000 and $59,000 in 2015 and 2014, respectively, related to the adjustment to Earn-out notes.

Other income relates to $106,441,000 fair value adjustment of the derivative and put liabilities due primarily to a decrease in our closing stock price from $2.40 at December 2014 to $1.86 at March 2015.

Provision for Income Taxes

Income tax expense attributable to income from operations for 2015 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax loss from operations primarily as a result of state tax credit, nontaxable fair value of derivative liabilities, and the increase in the valuation allowance.

Income tax expense attributable to income from operations for 2014 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax loss from operations primarily as a result of state tax credit, the release of Partners valuation allowance related to its 2013 net operating loss carry forward, and nondeductible acquisition costs.

In 2014, the Company established initial deferred tax liabilities associated with the identifiable intangible assets related to the acquisition of New West and change in entity tax status in the amount of $1,523,000.

In 2015, we increased the valuation allowance by $786,000 for certain of our deferred tax assets. The valuation allowance results from the uncertainty regarding the Company’s ability to produce sufficient taxable income in future periods necessary to realize the benefits of the related deferred tax assets.

Cash Flows

Operating Activities

Cash used in operating activities of $1,389,000 increased $660,000 over 2014. The increase is attributable primarily to an adjusted operating loss of $468,000 and $73,000 due to changes in the levels of operating assets and liabilities primarily the result of the timing of cash receipts and payments of the JV. Our largest operating asset is our accounts receivable. Our largest operating liabilities are our accounts payable and accrued expenses. A significant portion of our accounts receivable and accounts payable activity results from the use of subcontractors to perform work on our contracts. Accordingly, our levels of accounts receivable and accounts payable may fluctuate depending on the timing of the government services ordered, government funding delays, the timing of billings received from subcontractors, and the timing of payments received from government customers in payment of these services. Such timing differences have the potential to cause significant increases and decreases in our accounts receivable and accounts payable in short time periods.

Investing Activities

Cash used in investing activities was $6,000 in 2015 due to equipment purchases compared to $19,000 in 2014. Net cash received in the acquisition of New West was $397,000 in 2014.

Financing Activities

Cash provided by financing activities decreased $608,000 in 2015 compared to 2014. This was primarily due to a decrease in proceeds from long term debt of $860,000, offset by a $69,000 decrease in payments on long term debt, accrued liabilities and our line of credit, as well as a decrease of $183,000 in debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

Our operating cash flows and credit line have historically been sufficient to fund our working capital and capital expenditure needs, however, they were strained in 2015 and 2014 due to reduced gross margin contribution, debt and related interest payments, and costs associated with being a public company. Our working capital requirements consist primarily of the financing of accounts receivable, payroll and related reimbursable expenses, and general operating costs. For the quarter ended March 2015, the Company had negative cash flows from operations of $1,389,000.

In March 2015, the Company issued a Promissory Note in the amount of $140,000 to a Director of the Company. In May 2015, the holder converted the note into 140,000 shares of our Series C preferred stock.

In April 2015, the Company issued a six month Promissory Note in the amount of $705,000 which provided net proceeds of $480,000. The note includes an original issue discount of up to $200,000 depending on the repayment date.

In April and May 2015, the Company raised net proceeds of $1,180,000 through the sale of 1,180,000 shares of our Series C preferred stock. We used $359,000 of the proceeds to repay a portion of the EPA note.

Management believes the Company will need additional capital in 2015 of approximately $1.5 to $2.0 million to further fund operations and market expansion of the SmartFile software. The Company intends to cover its future operating expenses through additional financing from existing and prospective investors, revenue from existing and new contracts, revenue from potential grants and collaborative marketing agreements, as well as revenue from the commercialization of products and services. However, we may not be successful in obtaining funding from new or existing collaborative agreements or the commercialization of our products and services. Further, actual revenue may be less than forecasted.

Additionally, we have engaged a financial advisor to raise capital through the sale of stock, issuance of convertible debt or asset based loans, which has a track record of successfully raising capital for hundreds of development stage to midcap scale companies.

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

As a result of the Member litigation (See Note C in the Notes to Unaudited Consolidated Financial Statements), we stopped making payments on the First notes as of September 1, 2014, and all due dates related to the Acquisition notes are suspended pending the outcome of the case. On May 8, 2015, the Company and the Member agreed to a settlement on the litigation initiated in September 2014. Under the terms of the agreement, the Company has agreed to establish an ESOP for its employees before December 1, 2015. The ESOP will purchase from the Member that amount of Cybergy stock equal to a current market value of $2,565,000. The remainder of the Cybergy stock owned by the Member will be canceled. All other amounts owed by the Company to the Member will be discharged and the Put option will be cancelled.

At December 2014 and March 2015, the Company was in technical default of the tangible net worth requirement under our revolving line of credit agreement as a result of recording the Derivative and put liabilities. The bank provided a waiver as of December 2014 and March 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including unrecorded derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have certain warrants and options outstanding but we do not expect to receive sufficient proceeds from the exercise of these instruments unless and until the underlying securities are registered, and/or all restrictions on trading, if any, are removed, and in either case the trading price of our Common Stock is significantly greater than the applicable exercise prices of the options and warrants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level. Under the supervision and with the participation of management, as of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as noted below, no change from the information provided in ITEM 3. LEGAL PROCEEDINGS included in our Annual Report on Form 10-K for the year ended December 2014.

On May 8, 2015, the Company and the Member agreed to a settlement on the litigation initiated in September 2014. Under the terms of the agreement, the Company has agreed to establish an ESOP for its employees before December 1, 2015. The ESOP will purchase from the Member that amount of Cybergy stock equal to a current market value of $2,565,000 (the “settlement”). The remainder of the Cybergy stock owned by the Member will be canceled. All other amounts owed by the Company to the Member will be discharged and the Put option will be cancelled. The Member also assumes all obligations under the Management Performance Units Plan.

ITEM 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 2014 (our “2014 Form 10-K”), and filed with the Securities and Exchange Commission on April 13, 2015. Except as set forth below, there have been no material changes from the risk factors as previously disclosed in our 2014 Form 10-K. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. of Part I of our 2014 Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.34	Securities Purchase Agreement by and between Cybergy Holdings, Inc. and St. George Investments LLC *

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certifications pursuant to 18 U.S.C. Section 1350. *

101	XBRL Interactive Data File *

  ___________

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERGY HOLDINGS, INC.

Dated: May 15, 2015	By:	/s/ Mark Gray
Mark Gray Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 15, 2015	By:	/s/ Dan Hollenbach
Dan Hollenbach Chief Financial Officer (Principal Financial and Accounting Officer)

