Form 10-Q
period 2015-07-03
Cybergy Holdings, Inc.
filed 2015-08-19
CIK 1397951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: July 3, 2015

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

As of August 13, 2015, the Registrant had 20,750,603 outstanding shares of its common stock, $0.0001 par value.

Cybergy Holdings, Inc.

Cybergy Holdings, Inc.

Unaudited Consolidated Condensed Balance Sheets

	July 3, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$58,000	$1,415,000
Contract receivables	4,795,000	2,328,000
Prepaid expenses and other current assets	310,000	314,000
Total current assets	5,163,000	4,057,000
Non-Current Assets
Property and equipment, net	772,000	838,000
Other assets	60,000	60,000
Intangibles, net	1,580,000	1,959,000
Goodwill	4,075,000	4,075,000
Total non-current assets	6,487,000	6,932,000
Total assets	$11,650,000	$10,989,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,170,000	$449,000
Accrued liabilities	1,634,000	1,118,000
Related party payable	3,130,000	1,808,000
Line of credit	431,000	56,000
Current portion of other accrued liabilities	254,000	187,000
Current portion of long-term debt - other, net	488,000	57,000
Current portion of acquisition notes	4,873,000	3,800,000
Current portion of senior secured convertible notes, net	2,271,000	932,000
Derivative liability	10,401,000	53,834,000
Total current liabilities	24,652,000	62,241,000
Non-Current Liabilities
Other accrued liabilities	50,000	387,000
Long term debt, less current portion - other	40,000	53,000
Senior secured convertible notes, net	-	1,285,000
Acquisition notes, less current portion	956,000	1,834,000
Derivative and put liabilities	16,056,000	390,184,000
Deferred rent	234,000	239,000
Total non-current liabilities	17,336,000	393,982,000
Total liabilities	41,988,000	456,223,000
Commitments and contingencies
Stockholders' Equity (Deficit)
Common stock, $.0001 par value, 3,000,000,000 shares authorized; 20,750,603 issued and outstanding at July 3, 2015 and 20,520,229 issued; 20,470,229 outstanding at December 31, 2014	21,000	21,000
Series C preferred stock, $.0001 par value, 250,000,000 shares authorized; 53,733,436 and 52,378,436 shares issued and outstanding	5,000	5,000
Series B preferred stock, $.0001 par value, 1,000 shares authorized, issued and outstanding	-	-
Paid in capital	1,633,000	-
Accumulated deficit	(31,976,000)	(445,242,000)
Total Cybergy stockholders' equity (deficit)	(30,317,000)	(445,216,000)
Non-controlling interest in joint venture	(21,000)	(18,000)
Total stockholders' equity (deficit)	(30,338,000)	(445,234,000)
Total liabilities and stockholders' equity (deficit)	$11,650,000	$10,989,000

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Cybergy Holdings, Inc.

Unaudited Consolidated Condensed Statements of Operations

	Three months ended		Six months ended
	July 3, 2015	June 30, 2014	July 3, 2015	June 30, 2014

Contract revenue	$7,049,000	$8,270,000	$13,612,000	$17,073,000

Cost of services	5,985,000	7,140,000	11,369,000	14,172,000
Gross profit	1,064,000	1,130,000	2,243,000	2,901,000

Operating expenses
Selling, general and administrative	2,422,000	1,667,000	4,623,000	3,992,000
Depreciation and amortization	248,000	253,000	497,000	511,000
Total operating expenses	2,670,000	1,920,000	5,120,000	4,503,000

Operating (loss)	(1,606,000)	(790,000)	(2,877,000)	(1,602,000)
Other (income) expense
Interest expense, net of interest income	619,000	131,000	1,079,000	308,000
Change in fair value of derivative and put liabilities	(311,121,000)	-	(417,561,000)	-
Other	54,000	144,000	342,000	203,000
Total other (income) expense	(310,448,000)	275,000	(416,140,000)	511,000
Income (loss) before income taxes	308,842,000	(1,065,000)	413,263,000	(2,113,000)
Income tax (benefit) expense	-	(356,000)	-	(892,000)

Consolidated net income (loss)	308,842,000	(709,000)	413,263,000	(1,221,000)
Net income (loss) attributable to non-controlling interest in joint venture	(1,000)	17,000	(3,000)	6,000

Net income (loss) attributable to Cybergy	$308,843,000	$(726,000)	$413,266,000	$(1,227,000)

Basic earnings (loss) per share of common stock	$14.95	$-	$20.08	$-

Weighted average number of basic common shares outstanding	20,658,149	-	20,580,104	-

Diluted earnings (loss) per share of common stock	$-	$-	$(0.01)	$-

Weighted average number of diluted common shares outstanding	649,220,738	-	649,041,758	-

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

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Cybergy Holdings, Inc.

Unaudited Consolidated Condensed Statement Of Changes In Stockholders’ Equity (Deficit)

Six months ended July 3, 2015

	Preferred stock		Common stock		Non-controlling interest in joint venture	Additional paid in capital	Accumulated deficit
	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Total

Balances at December 31, 2014	$5,000	52,379,436	$21,000	20,520,229	$(18,000)	$-	$(445,242,000)	$(445,234,000)
Share adjustment - rounding	-	-	-	29	-	-	-	-
Cancellation of non-vested common stock for services	-	-	-	(50,000)	-	-	-	-
Services in exchange for shares issued in 2014	-	-	-	-	-	50,000	-	50,000
Bifurcation of Bridge note and warrants	-	-	-	-	-	213,000	-	213,000
Exercise of warrants on a net exercise basis	-	-	-	280,345	-	-	-	-
Sale of preferred stock, net of issuance cost of $47,000	-	1,215,000	-	-	-	1,168,000	-	1,168,000
Conversion of Promissory Note due Director	-	140,000	-	-	-	140,000	-	140,000
Share-based compensation	-	-	-	-	-	62,000	-	62,000
Non-controlling interest in joint venture	-	-	-	-	(3,000)	-	-	(3,000)
Net income	-	-	-	-	-	-	413,266,000	413,266,000
Balances at July 3, 2015	$5,000	53,734,436	$21,000	20,750,603	$(21,000)	$1,633,000	$(31,976,000)	$(30,338,000)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

 Cybergy Holdings, Inc.

Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended July 3, 2015 and June 30, 2014

	Six months ended
	July 3, 2015	June 30, 2014
Cash flows from operating activities:
Net income (loss)	$413,266,000	$(1,227,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	118,000	130,000
Amortization of intangibles	379,000	381,000
Amortization of debt issuance costs	26,000	39,000
Amortization of debt discount	693,000	29,000
Change in fair value of derivative liabilities	(417,561,000)	-
Share-based compensation	62,000	9,000
Share-based services	50,000	-
Deferred rent	(4,000)	6,000
Deferred taxes	-	(895,000)
Earn out adjustment	195,000	203,000
Interest in JV	(3,000)	6,000
Changes in assets and liabilities, net of effect of acquisition:
Contract receivables	(2,468,000)	341,000
Prepaid and other current assets	3,000	11,000
Accounts payable	720,000	(757,000)
Accrued liabilities	277,000	422,000
Related party payables	1,322,000	(9,000)
Net cash used in operating activities	(2,925,000)	(1,311,000)
Cash flows from investing activities:
Purchases of property and equipment	(52,000)	(19,000)
Cash received in the acquisition of New West	-	897,000
Acquisition of New West	-	(500,000)
Net cash (used in) provided by investing activities	(52,000)	378,000
Cash flows from financing activities:
Proceeds from long term debt	645,000	1,000,000
Payments on long term debt	(513,000)	(271,000)
Payments on other accrued liabilities	(30,000)	(100,000)
Line of credit, net	375,000	543,000
Debt issuance costs	(25,000)	(183,000)
Proceeds from the sale of preferred stock	1,215,000	-
Stock issuance costs	(47,000)	-
Net cash provided by financing activities	1,620,000	989,000
Net increase (decrease) in cash and cash equivalents	(1,357,000)	56,000
Cash and cash equivalents - beginning of period	1,415,000	-
Cash and cash equivalents - end of period	$58,000	$56,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$105,000	$42,000
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash activity:
Bifurcation of Bridge notes and warrants	$213,000	$-
Conversion of Promissory note to preferred stock	$140,000	$-
Issuance of debt in the acquisition of New West	$-	$5,530,000
Issuance of common stock in the acquisition of New West	$-	$703,000
Conversion of Promissory notes to common stock	$-	$357,000
Issuance of additional shares - EPA notes	$-	$77,000
Supplemental cash flow information regarding the Company's acquisition of New West in 2014 is as follows:
Fair value of assets acquired		$10,754,000
Less liabilities assumed		(4,081,000)
Less cash acquired		(897,000)
Plus shares issued		703,000
Business acquisition, net of cash acquired		$6,479,000

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

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

Principles of Consolidation, Basis of Presentation, and Fiscal Periods

The accompanying unaudited consolidated condensed financial statements of Cybergy Holdings, Inc. (“Cybergy”, “Company”, “we”, “us” or “our”) have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The consolidated condensed balance sheet as of December 31, 2014 presented herein has been derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The information reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein.

The accompanying consolidated condensed financial statements include the accounts of Cybergy, its wholly-owned subsidiaries Partners, New West, Primetrix, Labs, and its 51% owned New West Energetics Joint Venture, LLC (“JV”). All intercompany accounts and transactions have been eliminated in consolidation.

In 2015, the Company changed from a calendar period end date to a “4/4/5 weekly” quarterly close cycle. The Company’s fiscal periods ended on July 3, 2015 and June 30, 2014.

The results for the three and six months ended July 3, 2015 are not necessarily indicative of the results to be expected for the full year or any other period.

Going Concern

In 2014 and 2015, the Company had negative cash flow from operations due to declining gross margin, increased personnel costs as well as increased costs related to the acquisition and merger. The decline in gross margin was due primarily to the delay on the transition from our JV contract to the follow-on MOTS contract with the Department of Energy. We expect to incur additional operating losses for the year ending December 31, 2015.

These circumstances raise substantial doubt about our ability to continue as a going concern.

CYBERGY HOLDINGS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

The Company does not currently believe that its existing cash resources are sufficient to meet its anticipated needs for the year ending December 31, 2015. We need to obtain significant additional capital resources in order to develop products and fund operations and make scheduled debt payments.

The accompanying unaudited consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a history of recurring losses and had negative working capital at July 3, 2015.

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

In April and May 2015, the Company raised net proceeds of $1,788,000 from the sale of Series C preferred stock and short term bridge loans as more fully discussed in the following notes. $500,000 was used to repay a portion of the EPA note.

Management believes the Company will need additional capital in 2015 of approximately $3.0 to $3.5 million to further fund operations and market expansion of the SmartFile software. The Company intends to cover its future operating expenses through additional financing from existing and prospective investors, revenue from existing and new contracts, revenue from potential grants and collaborative marketing agreements, as well as revenue from the commercialization of products and services. However, we may not be successful in obtaining funding from new or existing collaborative agreements or the commercialization of our products and services. Further, actual revenue may be less than forecasted.

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

CYBERGY HOLDINGS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

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

Contracts with the federal government, either as a prime or subcontractor, accounted for approximately 97% and 93% of revenues for the six months ended July 3, 2015 and June 30, 2014, respectively and 99% and 93% of revenues for the three months ended July 3, 2015 and June 30, 2014, respectively. One customer accounted for 94% and 86% of total revenues for the six months ended July 3, 2015 and June 30, 2014 and 91% and 83% of revenues for the three months ended July 3, 2015 and June 30, 2014, respectively.

At July 3, 2015 and December 31, 2014, the same customer accounted for 89% and 74% of total contract receivables, respectively.

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

Contract Receivables

Contract receivables are stated net of an allowance for doubtful accounts of $30,000 and $-0- at July 3, 2015 and December 31, 2014, respectively. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by evaluating customers' creditworthiness and actively pursuing past due accounts. Management of the Company reviews the collectability of customer receivables on an individual basis based on its historical collection experience with customers. Many of the Company's customers are governmental agencies and are, therefore, subject to the terms and conditions of the Prompt Payment Act, which, with certain exceptions, requires the U.S. government to pay the Company within 30 days from the date of submission of a properly prepared invoice.

Government contract receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled contract receivables represent services provided but not yet billed. The amount reflects the actual amount anticipated to be billed. The Company evaluates unbilled amounts for collectability based on estimates of work in progress that may not be billed based on knowledge of individual balances.

The Company does not accrue finance or interest charges on its receivables. Contract receivables determined to be uncollectible are expensed in the period such determination is made.

Included in Contract receivables are retainage amounts of $67,000 and $73,000 at July 3, 2015 and December 31, 2014, respectively.

CYBERGY HOLDINGS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $367,000 and $249,000 at July 3, 2015 and December 31, 2014, respectively.

Goodwill

We review goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

Intangibles

Intangibles are stated net of accumulated amortization of $1,169,000 and $790,000 at July 3, 2015 and December 31, 2014, respectively.

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

The derivative liability was valued using a combination of a Brownian Motion technique and a Binomial Lattice (“Lattice”) model. A Lattice approach is a preferred valuation methodology relative to a closedform option pricing model (e.g., a Black-Scholes option pricing model) because (i) it embodies all of the assumptions that market participants would likely consider in negotiating the transfer of the Convertible debentures, (ii) it simulates the exercise of the Convertible debentures prior to the expiration date, and iii) it incorporates potential variability for inputs that are not static such as the occurrence of a mandatory conversion, an event of default or a dilutive issuance. The Lattice model utilizes interest rates, stock prices, contractually remaining term of the underlying financial instruments and volatility factors. We utilize historical volatility over a period generally commensurate with the remaining contractual term of the underlying financial instruments and use daily intervals for price observations. However, the Company does not have sufficient trading activity on which to base an estimate of future stock price volatility. Therefore, management determined that use of historical volatility of a comparable peer group over a term consistent with the remaining contractual terms of the Convertible debentures was the best indicator of the stock’s future volatility. The Company believes these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.

CYBERGY HOLDINGS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

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

The following is a reconciliation of net earnings used in the calculation of basic and diluted earnings per share for the three and six months ended July 3, 2015:

	Three months ended	Six months ended
	July 3, 2015

Net income attributable to Cybergy	$308,843,000	$413,266,000
Effect of dilutive securities:
Preferred stock	-	-
Stock options	4,000	8,000
Convertible debentures	(135,520,000)	(178,587,000)
Warrants	(11,023,000)	(14,585,000)
Put option	(164,217,000)	(223,670,000)
Diluted net (loss) attributable to Cybergy	$(1,913,000)	$(3,568,000)

CYBERGY HOLDINGS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and months ended July 3, 2015:

	Three months ended	Six months ended
	July 3, 2015

Weighted-average number of common shares outstanding	20,658,149	20,580,104
Effect of dilutive securities:
Preferred stock	524,069,398	523,930,466
Stock options	17,747,780	17,755,291
Convertible debentures	80,313,600	80,313,600
Warrants	6,431,811	6,462,297
Put option	-	-
Dilutive potential common shares	649,220,738	649,041,758

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive:

	Three months ended	Six months ended
	July 3, 2015

Stock options	4,648,883	4,648,883
Warrants	507,707	507,707
	5,156,590	5,156,590

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently released ASU 2015-03; Interest—Imputation of Interest,Simplifying the Presentation of Debt Issuance Costs that requires debt issuance costs be presented as a direct deduction from the carrying amount of the debt instead of as a noncurrent asset. The change brings requirements into line with those of premiums and discounts on debt. ASU 2015-03 is effective for fiscal years and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company expects to adopt ASU 2015-03 in 2016 and does not expect the adoption will have a significant impact on the consolidated balance sheet.

CYBERGY HOLDINGS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

NOTE B – LINE OF CREDIT

In April 2014, the Company entered into an asset based loan agreement ("Credit Facility") with a bank. The Credit Facility provides the Company a revolving line of credit with a borrowing base equal to the lesser of $1,000,000 or 85% of eligible non JV accounts receivables and the lessor of 25% or $250,000 on New West's receivable from the JV. The accounts receivable of the JV are not included in the borrowing base. Amounts borrowed on the line of credit accrue interest monthly at the greater of: (i) prime plus 3% (6.25% at July 3, 2015 and December 31, 2014) or (ii) $3,750. Additionally, the Company is charged a monthly collateral fee of $2,000.

We were fully funded as of July 3, 2015 and December 31, 2014 under the revolving line of credit. Average daily borrowings under the revolving line of credit were $139,000 and $420,000 during 2015 and 2014, respectively. The Credit Facility is collateralized by substantially all the assets of the Company. The Credit Facility contains standard business and financial covenants including a minimum tangible net worth requirement and a prohibition of dividend payments.

At December 31, 2014 and July 3, 2015, the Company was in technical default of the tangible net worth requirement under our revolving line of credit agreement as a result of recording the Derivative and put liabilities. The bank provided a waiver as of December 31, 2014 and July 3, 2015.

NOTE C – DEBT

At July 3, 2015 and December 31, 2014, the Company had $3,025,000 and $3,525,000 of Senior Secured Convertible Debentures outstanding, respectively. The convertible debentures are stated net as a result of recording discounts associated with the valuation of the conversion feature, Additional shares, and warrants issued of $754,000 and $1,309,000 at July 3, 2015 and December 31, 2014, respectively. We have not paid the interest due on $2,925,000 of our convertible debentures which was due in March, April and June 2015. While the Company is in technical default under the debenture agreement, to date, no holder has demanded an accelerated payment. The holder of the EPA note has agreed to defer the interest due pending the sale to another investor.

In March 2015, the Company issued a Promissory Note in the amount of $140,000 to a Director of the Company. The note accrued interest at prime plus 5% and was due on earlier of: (i) June 30, 2015, or (ii) the closing of an equity or debt financing with gross proceeds to the Company of not less than $1,000,000. In May 2015, the holder converted the note into 140,000 shares of our Series C preferred stock.

On April 28, 2015 (“issue date”), the Company issued a Promissory Note in the amount of $705,000 (“Bridge note”). The Bridge note includes an original issue discount of up to $200,000 with an effective interest rate of approximately 80% and is due October 28, 2015. If the Bridge note is paid within 90 days of the issue date, the amount due is $605,000. If the Bridge note is paid within 135 days of the issue date, the amount due is $655,000. After 135 days of the issue date, the amount due is $705,000. The Bridge note is stated net of the original issue discount of $133,000 and valuation of the warrants issued of $142,000 at July 3, 2015.

The Company and the holder of the EPA note entered into an agreement whereby the Company would prepay the EPA note and the Holder would return the related Additional shares for the initial loan balance of $1,000,000. In April and May 2015, we repaid $500,000 of the EPA note. The remaining $500,000, originally due at June 30, 2015, is being sold to another investor and the due date has been extended to August 19, 2015, pending the closing of the sale, at which time the maturity date is expected to be extended further.

As a result of the Member litigation, we made no payments on the First notes due to the Member in 2015. On May 8, 2015, the Company and the Member agreed to a settlement on the litigation initiated in September 2014. Under the terms of the agreement, the Company has agreed to establish an ESOP for its employees before December 1, 2015. The ESOP will purchase from the Member that amount of Cybergy stock equal to a current market value of $2,565,000 (the “settlement”). The remainder of the Cybergy stock owned by the Member will be canceled. All other amounts owed by the Company to the Member will be discharged and the Put option will be cancelled. The Member also assumes all obligations under the Management Performance Units Plan. The Company currently has short term debt and accrued interest of approximately $6,271,000 due to the Member. Upon settlement, these amounts and any additional accrued interest will be removed from the Company’s books and replaced with the debt of the ESOP of $2,565,000. Additionally, the Company currently has a derivative liability accrued of $15,009,000 related to the Put option held by the Member. Any remaining derivative liability will also be eliminated upon the settlement.

CYBERGY HOLDINGS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Pursuant to a registration rights agreement with the purchasers of our Senior Secured Convertible Debentures, Cybergy was required to file a shelf registration statement for the resale of the common stock issuable upon conversion of the convertible debentures and the Additional Shares issued to the convertible note purchasers by December 3, 2014. As the Company did not file by that date, there is a monthly fee, equal to 1.0% of the aggregate purchase price of the convertible debentures (not to exceed 20%). The Company filed a Form S-1 on May 14, 2015. As a result of the timing of the filing, the holders are due a 6% fee. Included in Other accrued liabilities as of July 3, 2015 and December 31, 2014, is $212,000 and $71,000, respectively related to this liability.

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

Derivative liabilities consisted of the following at:

	July 3, 2015	December 31, 2014
Related to senior secured convertible notes, short term	$10,401,000	$53,834,000
Related to warrants, short term	-	-
Total short-term	10,401,000	53,834,000
Related to put option	15,009,000	238,679,000
Related to senior secured convertible notes, long term	-	135,872,000
Related to warrants	1,047,000	15,633,000
Total long-term	16,056,000	390,184,000
Total derivative liability	$26,457,000	$444,018,000

The following assumptions were utilized:

	July 3, 2015	December 31, 2014
Average expected volatility - debt	23.09% to 38.77%	30.19 % to 34.76%
Average expected volatility - warrants	37.06% to 37.07%	37.92% to 38.05%
Average expected volatility - put option	37.32%	35.47%

Remaining expected term of the underlying securities - notes	10 days to 9.8 months	6 to 15.8 months
Remaining expected term of the underlying securities - warrants	4.2 years	4.8 years
Remaining expected term of the put option	2.5 years	3.0 years

Average risk free rate - debt	0.02% to 0.22%	0.12% to 0.38%
Average risk free rate - warrants	1.57%	1.63%
Average risk free rate - put option	2.63%	2.47%

Expected dividend rate	-0-%	-0-%
Closing price per share of common stock	$0.18	$2.40
Exercise price of warrants per share of common stock	$0.0218	$0.0218

CYBERGY HOLDINGS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

NOTE E – INCOME TAXES

As of July 3, 2015 and December 31, 2014, the Company has established a valuation allowance of $6,921,000 and $4,616,000, respectively, against our net deferred tax assets.

As of July 3, 2015, the Company has estimated state and federal net operating loss carry forwards of approximately $17,600,000 expiring in 2033 through 2035. Under the Internal Revenue Code (“IRC”) Section 382, annual use of our net operating loss carryforwards to offset taxable income may be limited based on cumulative changes in ownership. We have not completed an analysis to determine whether any such limitations have been triggered as of July 3, 2015.

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

NOTE F – COMMITMENTS AND CONTINGENCIES

Except as discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, the Company is not currently a party to any material litigation. Except as discussed in Note C and Note J, there has been no change in the status of the litigation as discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE G – STOCKHOLDERS’ EQUITY

In conjunction with the repayment and pending sale of the remaining EPA note, the holder will return 1,267,200 shares of Series C preferred stock upon closing. Additionally 1,139,200 shares of Series C preferred stock previously underlying the conversion feature in the $500,000 of convertible debentures repaid are no longer issuable, however, the shares remain eligible for registration under a registration rights agreement.

In May 2015, the holder of the $140,000 promissory note converted the note into 140,000 shares of our Series C preferred stock.

In April and May, 2015, the Company sold 1,215,000 shares of its Series C preferred stock for $1.00 per share.

In conjunction with the issuance of the Promissory Note in April 2015, the note holder received warrants to purchase 363,636 shares of common stock, exercisable for a period of 5 years from issue date, at an exercise price of $.41 per share and allow for cashless exercise. On May 1st, the holder exercised the warrant in a cashless manner for 280,345 shares of restricted common stock. Additionally, the financial advisor received warrants to purchase 5,952 shares of common stock, exercisable for a period of 5 years from issue date, at an exercise price of $1.85 (110% of the closing share price) per share and allow for cashless exercise. The equity value of the warrants was initially valued at $213,000.

In connection with the settlement discussed in Note C, the Member will cancel a portion of the 15,451,258 shares of our Series C preferred stock owned. The preferred stock is convertible into 154,512,580 shares of common stock which represents just less than 24% of our fully diluted common shares. For example, using the closing price of August 1, 2015 to approximate market value, we would cancel approximately 128,863,000 shares of common equivalents or approximately 20% of our current fully diluted common shares.

CYBERGY HOLDINGS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

ShareBased Compensation Plan

Compensation expense included in the consolidated condensed statements of operations was $62,000 and $9,000 for the six months ended July 3, 2015 and June 30, 2014, respectively, and $49,000 and $8,000 for the three months ended July 3, 2015 and June 30, 2014, respectively is included in selling, general and administrative expenses. A summary of option activity at July 3, 2015, and changes during the six months then ended is presented below.

	Range of Exercise Price		Stock Options	Wgt. Avg. Exercise Price	Wgt. Avg. Remaining Contractual Life (years)	Wgt. Avg. Grant Date Fair Value	Aggregate Intrinsic Value
As of December 31, 2014
Outstanding		$0.00008	17,779,862	$0.00008	9.25	$0.0045	$42,670,000
Vested and exercisable		$0.00008	4,151,867	$0.00008	9.24	$0.0045	$9,964,000
Nonvested		$0.00008	13,627,995	$0.00008	9.25	$0.0045	$32,706,000

Period Activity
Issued			4,648,582	$0.39		$0.19
Exercised			-	-		-
Vested			2,437,758	$0.00008		$0.0045
Forfeited			-	-		-
Expired			-	-		-

As of July 3, 2015
Outstanding	$0.00008	$2.40	22,428,444	$0.081	9.00	$0.0437	$3,199,000
Vested and exercisable		$0.00008	6,589,625	$0.00008	8.75	$0.0045	$1,186,000
Nonvested	$0.00008	$2.40	15,838,819	$0.115	9.11	$0.0600	$2,013,000

Assumptions:	2015
Expected Volatility	43.01% to 50.14%
Weighted-Average Volatility	43.74%
Expected Dividends	-0-%
Expected Term (years)	6.5
Risk-Free Rate	1.63% to 1.96%
Total intrinsic value of options exercised	$-
Total fair value of shares vested	$1,186,000
Unrecognized compensation cost related to nonvested awards	$870,000
Weighted-average period over which nonvested awards are expected to be recognized	2.8years

NOTE H – EMPLOYEE BENEFIT PLAN

The Company has adopted a 401(k) plan (the Plan) for the benefit of all eligible employees of the Company, as defined in the Plan Agreement. Qualified nonelective contributions or discretionary contributions may be made at the Company's discretion. The Company expensed $93,000 and $150,000 for the six months ended July 3, 2015 and June 30, 2014, respectively, and $46,000 and $80,000 for the three months ended July 3, 2015 and June 30, 2014, respectively, related to matching contributions to the Plan.

CYBERGY HOLDINGS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

NOTE I – FAIR VALUE MEASUREMENTS

The accounting standard for fair value measurements defines fair value, and establishes a market based framework or hierarchy for measuring fair value. The standard is applicable whenever assets and liabilities are measured at fair value. The fair value hierarchy established in the standard prioritizes the inputs used in valuation techniques into three levels as follows:

Level 1 – Observable inputs – quoted prices in active markets for identical assets and liabilities.

Level 2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities – includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets, for substantially the full term of the financial instrument and;

Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of July 3, 2015 and December 31, 2014 and the level they fall within the fair value hierarchy:

			Amounts
Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	July 3, 2015	December 31, 2014
Derivative liability - note, redeemable common stock, and warrant bifurcation	Derivative liability – current and long-term	Level 3	$11,448,000	$205,339,000
Put option derivative liability	Derivative liability – long-term	Level 3	$15,009,000	$238,679,000

NOTE J – SUBSEQUENT EVENTS

In August 2015, the Company and several of its stockholders and directors were notified of a claim by an investor and his company alleging breach of contract, fraudulent and negligent misrepresentation, conversion and related claims concerning an agreement to purchase certain shares of the Company’s Series C preferred stock. The plaintiffs are seeking damages in excess of $75,000, treble damages, and other relief. The lawsuit has just been filed and an investigation of the matter is not completed. At this time, the Company believes that the lawsuit does not have merit, and it will vigorously defend the matter.

In July 2015, the amounts due to the creditor under the legal dispute recorded in Other accrued liabilities agreed to a forbearance on the payments due. Monthly payments of $17,000 for March through September were deferred. Beginning in October, the Company will be required to pay ½ of the monthly amount through May 2016. All deferred amounts will bear interest at 12% annual interest. The due date was extended until September 2017.

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

Summary of corporate structure

Cybergy Holdings, Inc. is the parent corporation. Our subsidiaries consist of:

•              Cybergy Partners, Inc., whose subsidiaries are:

•              New West Technologies, LLC

○             New West-Energetics Joint Venture, LLC (51%)

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

Our significant accounting policies are discussed in Note A, Summary of Significant Accounting Policies, of the Notes to Unaudited Consolidated Condensed Financial Statements included in “Item 1. Financial Statements”. Please also refer to our annual report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on April 13, 2015 for a more detailed discussion of our critical accounting policies.

NEW ACCOUNTING STANDARDS

For a discussion of recent accounting pronouncements and their potential effect on our results of operations and financial condition, refer to Note A in the Notes to the Unaudited Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q and Note A in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions such as “will,” “may,” “could,” “should,”, or similar expressions, identify certain of these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties, including those described in “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q that could cause our actual results or events to differ materially from those expressed or implied by such forward-looking statements. Except to the limited extent required by applicable law, the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

As discussed below, a significant portion of our revenues were generated through the JV in 2015 and 2014. The JV was formed in 2006 to allow New West to participate in the small disadvantaged minority owned business program regulated by the U.S. Small Business Administration that awards government contracting opportunities. In 2008, the JV was awarded a five-year contract with the Department of Energy and in + 2013, the contract work was extended for another six months. In mid-2014, the contract was extended another six months pending the award of a follow-on contract.

In September 2014, the follow-on contract was awarded to the Allegheny Science & Technology (“AST”) Team, of which New West is a key partner. This technical support contract is the successor to the work performed through the JV and provides professional and engineering services across EERE’s five offices for three years: Energy Efficiency, Renewable Power, Strategic Programs, Transportation and Business Operations. The contract has a total contract value of up to $85 million, of which New West is expected to receive approximately 25% based upon the teaming agreement with AST however, upon the final allocation of work, this could change. The new contract was awarded in September 2014, and immediately protested with the General Accounting Office (“GAO”) under allowable procedures. In December 2014, we received an additional six month extension to the existing contract through June 30, 2015. On February 23, 2015 the GAO announced that it denied the protest. The new contract is now active and transition is underway. The new contract is in place by and we have started the plan to wind down and terminate the JV. The impact on our consolidated revenues after the transition to the follow-on contract will be significant as we will no longer include the operations of the JV.

On March 23, 2015, New West was selected by the U.S. Department of Health and Human Services (HHS) as one of the prime contractors for a Multiple Award IDIQ contract, with a ceiling of $500 million over 10 years. This multipurpose technical, analytical, and support services contract with HHS includes services for policy and program assessments data collection and analysis performance measurements and auxiliary services. Cybergy’s SmartFile technology will be incorporated as a unique feature in the services provided by New West. The contract has a five year base period of performance and includes one five year extension option. The global value of the contract is $500 million and task orders under the contract will be awarded on limited competition among individual awardees of the contract.

COMPARISON OF THE SIX MONTHS ENDED JULY 3, 2015 AND JUNE 30, 2014

Approximately 94% and 86% of our consolidated revenues, and 78% and 63% of Partners revenues, were due to our contract with the Department of Energy. We consolidate the revenues and related costs of the JV and provide back office accounting and reporting services for the JV. The revenue and cost of revenues information below is presented for comparison and analysis purposes and because management believes that such information is informative as to the level of our business activity and useful in managing our operations.

The following table indicates certain data derived from our Statements of Operations for the six months ended July 3, 2015 and June 30, 2014:

	July 3, 2015			June 30, 2014
	Partners	NW-Energetics JV	Consolidated	Partners	NW-Energetics JV	Consolidated
Contract revenue	$3,929,000	$9,683,000	$13,612,000	$6,461,000	$10,612,000	$17,073,000
Cost of services	1,857,000	9,512,000	11,369,000	3,774,000	10,398,000	14,172,000
Gross Profit	2,072,000	171,000	2,243,000	2,687,000	214,000	2,901,000

Operating expenses
Selling, general and administrative	4,310,000	177,000	4,487,000	3,243,000	211,000	3,454,000
Merger and acquisition	136,000	-	136,000	538,000	-	538,000
Depreciation and amortization	497,000	-	497,000	511,000	-	511,000
Total operating expenses	4,943,000	177,000	5,120,000	4,292,000	211,000	4,503,000
Operating income (loss)	$(2,871,000)	$(6,000)	$(2,877,000)	$(1,605,000)	$3,000	$(1,602,000)

Gross profit %	52.7%	1.8%	16.5%	41.6%	2.0%	17.0%

Revenues and cost of services

Our revenues decreased $3,461,000, or 20.3%, due primarily to a 33.8% decrease in average billable hours at New West and a $295,000 decrease in billings at Primetrix due to the loss of contracts. The decrease in billable hours was due to: (i) the winding down of New West’s activity associated with the JV contract, (ii) delays in government contract awards and funding, and (iii) the expiration of programs without follow-on contract awards. This decrease in billed hours was offset by a 6.4% increase in average bill rate at New West. JV revenue decreased $929,000, or 8.8%, due to the winding down of the JV contract.

Cost of services decreased $2,803,000, or 19.8%, corresponding to the decrease in revenue.

Gross profit

Gross profit decreased $658,000, or 22.7%, as a result of the items noted above. New West Gross profit percent was negatively impacted in 2014 due to the billing of $372,000 of direct materials at a 3% mark up.

Selling, general and administrative

Selling, general and administrative (“SG&A”) and merger and acquisition (“M&A”) expenses increased $631,000, or 15.8%, primarily due to the merger with MKHD, including increased legal and professional fees, insurance costs and additional management and financial personnel associated with being a public company, offset by a decrease in headcount and M&A costs of $402,000.

2014 M&A costs of $538,000 included $150,000 related to the Members severance agreement.

Depreciation and amortization decreased slightly due primarily to reduced software depreciation.

Other income and expense

Interest expense increased $771,000 in 2015 due to the debt discount associated with the Follow-on notes issued in connection with the merger and Bridge note issued in April 2015. Other expense includes $124,000 related to the registration rights filing fee and $218,000 and $203,000 in 2015 and 2014, respectively, related to the adjustment to Earn-out notes.

Other income relates to $417,561,000 fair value adjustment of the derivative and put liabilities due primarily to a decrease in our closing stock price from $2.40 at December 31, 2014 to $ 0.18 at July 3, 2015.

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

In 2015, we increased the valuation allowance by $2,305,000 for certain of our deferred tax assets. The valuation allowance results from the uncertainty regarding the Company’s ability to produce sufficient taxable income in future periods necessary to realize the benefits of the related deferred tax assets.

Cash Flows

Operating Activities

Cash used in operating activities of $2,925,000 increased $1,614,000 over 2014. The increase is attributable primarily to an adjusted operating loss (net income adjusted for non-cash adjustments) of $2,780,000 and $145,000 due to changes in the levels of operating assets and liabilities primarily the result of the timing of cash receipts and payments of the JV. Our largest operating asset is our accounts receivable. Our largest operating liabilities are our accounts payable and accrued expenses. A significant portion of our accounts receivable and accounts payable activity results from the use of subcontractors to perform work on our contracts. Accordingly, our levels of accounts receivable and accounts payable may fluctuate depending on the timing of the government services ordered, government funding delays, the timing of billings received from subcontractors, and the timing of payments received from government customers in payment of these services. Such timing differences have the potential to cause significant increases and decreases in our accounts receivable and accounts payable in short time periods.

Investing Activities

Cash used in investing activities was $52,000 in 2015 due to equipment purchases compared to $19,000 in 2014. Net cash received in the acquisition of New West was $397,000 in 2014.

Financing Activities

Cash provided by financing activities increased $631,000 in 2015 compared to 2014. This was primarily due to the proceeds from the sale of preferred stock of $1,168,000, net; a decrease in payments on other accrued liabilities and debt issuance costs, offset by a decrease in proceeds from long term debt of $355,000, a $242,000 increase in payments on long term debt, and less funding from our line of credit. We used $500,000 of the proceeds from the sale of our preferred stock to pay down the EPA note.

COMPARISON OF THE THREE MONTHS ENDED JULY 3, 2015 AND JUNE 30, 2014

Approximately 91% and 83% of our consolidated revenues, and 72% and 57% of Partners revenues, were due to our contract with the Department of Energy. The revenue and cost of revenues information below is presented for comparison and analysis purposes and because management believes that such information is informative as to the level of our business activity and useful in managing our operations.

The following table indicates certain data derived from our Statements of Operations for the three months ended July 3, 2015 and June 30, 2014:

	July 3, 2015			June 30, 2014
	Partners	NW-Energetics JV	Consolidated	Partners	NW-Energetics JV	Consolidated
Contract revenue	$1,959,000	$5,090,000	$7,049,000	$2,997,000	$5,273,000	$8,270,000
Cost of services	986,000	4,999,000	5,985,000	1,971,000	5,169,000	7,140,000
Gross Profit	973,000	91,000	1,064,000	1,026,000	104,000	1,130,000

Operating expenses
Selling, general and administrative	2,193,000	100,000	2,293,000	1,488,000	115,000	1,603,000
Merger and acquisition	129,000	-	129,000	64,000	-	64,000
Depreciation and amortization	248,000	-	248,000	253,000	-	253,000
Total operating expenses	2,570,000	100,000	2,670,000	1,805,000	115,000	1,920,000
Operating income (loss)	$(1,597,000)	$(9,000)	$(1,606,000)	$(779,000)	$(11,000)	$(790,000)

Gross profit %	49.7%	1.8%	15.1%	34.2%	2.0%	13.7%

Revenues and cost of services

Our revenues decreased $1,221,000, or 14.8%, due primarily to a 25.5% decrease in average billable hours at New West and a $147,000 decrease in billings at Primetrix due to the loss of contracts. The decrease in billable hours was due to: (i) the winding down of New West’s activity associated with the JV contract, (ii) delays in government contract awards and funding, and (iii) the expiration of programs without follow-on contract awards. This decrease in billed hours was offset by a slight increase in average margin dollar per hour. JV revenue decreased $183,000, or 3.5%, due to the winding down of the JV contract.

Cost of services decreased $1,155,000, or 16.2%, corresponding to the decrease in revenue.

Gross profit

Gross profit decreased $66,000, or 5.8%, as a result of the items noted above. New West Gross profit percent was negatively impacted in 2014 due to the billing of $110,000 of direct materials at a 3% mark up.

Selling, general and administrative

Selling, general and administrative (“SG&A”) and merger and acquisition (“M&A”) expenses increased $755,000, or 45.3%, primarily due to the merger with MKHD, including increased legal and professional fees, insurance costs and additional management and financial personnel associated with being a public company.

Depreciation and amortization decreased slightly due primarily to reduced software depreciation.

Other income and expense

Interest expense increased $488,000 in 2015 due to the debt discount associated with the Follow-on notes issued in connection with the merger and Bridge note issued in April 2015. Other expense includes $18,000 related to the registration rights filing fee and $36,000 and $144,000 in 2015 and 2014, respectively, related to the adjustment to Earn-out notes.

Other income relates to $311,121,000 fair value adjustment of the derivative and put liabilities due primarily to a decrease in our closing stock price from $1.86 at March 31, 2015 to $0.18 at July 3, 2015.

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

LIQUIDITY AND CAPITAL RESOURCES

Prior to 2014, our operating cash flows and credit line were historically sufficient to fund our working capital and capital expenditure needs, however, they were strained in 2015 and 2014 due to reduced gross margin contribution, debt and related interest payments, and costs associated with being a public company. Our working capital requirements consist primarily of the financing of accounts receivable, payroll and related reimbursable expenses, and general operating costs. For the six months ended July 3, 2015, the Company had negative cash flows from operations of $2,925,000.

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

In April and May 2015, the Company raised net proceeds of $1,168,000 through the sale of 1,215,000 shares of our Series C preferred stock. We used $500,000 of the proceeds to repay a portion of the EPA note.

We have not paid the interest due on $2,925,000 of our convertible debentures which was due in March, April and June 2015. While the Company is in technical default under the debenture agreement, to date, no holder has demanded an accelerated payment. The holder of the EPA note has agreed to defer the interest due pending the sale to another investor. If the amounts outstanding are accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owed to the banks or to our convertible debt holders.

Management believes the Company will need additional capital in 2015 of approximately $3.0 to $3.5 million to further fund operations and market expansion of the SmartFile software. The Company intends to cover its future operating expenses through additional financing from existing and prospective investors, revenue from existing and new contracts, revenue from potential grants and collaborative marketing agreements, as well as revenue from the commercialization of products and services. However, we may not be successful in obtaining funding from new or existing collaborative agreements or the commercialization of our products and services. Further, actual revenue may be less than forecasted.

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

The maximum amount of credit available to us from the revolving credit agreement was limited due to the billing process and related nature of the JV. Although there can be no assurances, upon the transition to the follow-on contract, we believe the billings will be eligible for higher funding limits under the revolving credit agreement. We were fully funded under our revolving line of credit as of July 3, 2015 and December 31, 2014.

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

In July 2015, the amounts due to the creditor under the legal dispute recorded in Other accrued liabilities agreed to a forbearance on the payments due. Monthly payments of $17,000 for March through September were delayed. Beginning in October, the Company will be required to pay ½ of the monthly amount through May 2016. All deferred amounts will bear interest at 12% annual interest. The due date was extended until September 2017.

At December 31, 2014 and July 3, 2015, the Company was in technical default of the tangible net worth requirement under our revolving line of credit agreement as a result of recording the Derivative and put liabilities. The bank provided a waiver as of December 31, 2014 and July 3, 2015.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the second fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as noted below, no change from the information provided in ITEM 3. LEGAL PROCEEDINGS included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

In August 2015, the Company and several of its stockholders and directors were notified of a claim by an investor and his company alleging breach of contract, fraudulent and negligent misrepresentation, conversion and related claims concerning an agreement to purchase certain shares of the Company’s Series C preferred stock. The plaintiffs are seeking damages in excess of $75,000, treble damages, and other relief. The lawsuit has just been filed and an investigation of the matter is not completed. At this time, the Company believes that the lawsuit does not have merit, and it will vigorously defend the matter.

ITEM 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 (our “2014 Form 10-K”), and filed with the Securities and Exchange Commission on April 13, 2015. Except as set forth below, there have been no material changes from the risk factors as previously disclosed in our 2014 Form 10-K. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. of Part I of our 2014 Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April and May 2015, the Company raised net proceeds of $1,168,000 through the sale of 1,215,000 shares of our Series C preferred stock. The proceeds were used to pay down $500,000 of the EPA note and for working capital.

In May 2015, the holder of the $140,000 promissory note converted the note into 140,000 shares of our Series C preferred stock. We received no additional proceeds.

On May 1st, the holder of the Promissory note issued in April 2015 exercised the warrant in a cashless manner for 280,345 shares of restricted common stock. We received no additional proceeds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have not paid the interest due on $2,925,000 of our convertible debentures which was due in March, April and June 2015. While the Company is in technical default under the debenture agreement, to date, no holder has demanded an accelerated payment. The holder of the EPA note has agreed to defer the interest due pending the sale to another investor.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certifications pursuant to 18 U.S.C. Section 1350. *

101	XBRL Interactive Data File *

___________

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERGY HOLDINGS, INC.

Dated: August 14, 2015	By:	/s/ Mark Gray
Mark Gray Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 14, 2015	By:	/s/ Bill Gregorak
Bill Gregorak Chief Financial Officer (Principal Financial and Accounting Officer)

