Form 10-Q
period 2015-10-02
Cybergy Holdings, Inc.
filed 2015-11-23
CIK 1397951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2015

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

Registrant's telephone number, including area code: (303) 586-3232

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer, large accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2015, the Registrant had 20,800,603 outstanding shares of its common stock, $0.0001 par value.

Cybergy Holdings, Inc.

Cybergy Holdings, Inc.
Unaudited Consolidated Condensed Balance Sheets

	October 2, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$12,000	$1,415,000
Contract receivables, net	1,420,000	2,328,000
Prepaid expenses and other current assets	266,000	314,000
Total current assets	1,698,000	4,057,000
Non-Current Assets
Property and equipment, net	673,000	838,000
Other assets	60,000	60,000
Intangibles, net	1,390,000	1,959,000
Goodwill	4,075,000	4,075,000
Total non-current assets	6,198,000	6,932,000
Total assets	$7,896,000	$10,989,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,435,000	$449,000
Accrued liabilities	3,035,000	1,118,000
Related party payable	15,000	1,808,000
Line of credit	179,000	56,000
Current portion of other accrued liabilities	303,000	187,000
Current portion of long-term debt - other, net	803,000	57,000
Current portion of acquisition notes	5,020,000	3,800,000
Current portion of senior secured convertible notes, net	2,603,000	932,000
Derivative liability	4,925,000	53,834,000
Total current liabilities	18,318,000	62,241,000
Non-Current Liabilities
Other accrued liabilities	-	387,000
Long term debt, less current portion - other	5,000	53,000
Senior secured convertible notes, net	-	1,285,000
Acquisition notes, less current portion	866,000	1,834,000
Derivative and put liabilities	11,441,000	390,184,000
Deferred rent	266,000	239,000
Total non-current liabilities	12,578,000	393,982,000
Total liabilities	30,896,000	456,223,000
Commitments and contingencies
Stockholders' Equity (Deficit)
Common stock, $.0001 par value, 3,000,000,000 shares authorized; 33,817,548 issued and outstanding at October 2, 2015; 20,520,229 issued and outstanding at December 31, 2014	22,000	21,000
Series C preferred stock, $.0001 par value, 250,000,000 shares authorized; 53,734,436 and 52,379,436 shares issued and outstanding as of October 2, 2015 and December 31, 2014 respectively	5,000	5,000
Series B preferred stock, $.0001 par value, 1000 shares authorized, issued and outstanding	-	-
Paid in capital	3,134,000	-
Accumulated deficit	(26,138,000)	(445,242,000)
Total Cybergy stockholders' equity (deficit)	(22,977,000)	(445,216,000)
Non-controlling interest in joint venture	(23,000)	(18,000)
Total stockholders' equity (deficit)	(23,000,000)	(445,234,000)
Total liabilities and stockholders' equity (deficit)	$7,896,000	$10,989,000

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Cybergy Holdings, Inc.
Unaudited Consolidated Condensed Statements of Operations

`	Three months ended		Nine months ended
	October 2, 2015	September 30, 2014	October 2, 2015	September 30, 2014

Contract revenue	$1,716,000	$8,414,000	$15,328,000	$25,487,000

Cost of services	691,000	6,713,000	12,060,000	20,885,000
Gross profit	1,025,000	1,701,000	3,268,000	4,602,000

Operating expenses
Selling, general and administrative	2,104,000	1,970,000	6,727,000	5,962,000
Depreciation and amortization	245,000	251,000	742,000	762,000
Total operating expenses	2,349,000	2,221,000	7,469,000	6,724,000

Operating (loss)	(1,324,000)	(520,000)	(4,201,000)	(2,122,000)
Other (income) expense
Interest expense, net of interest income	746,000	216,000	1,825,000	524,000
Change in fair value of derivative and put liabilities	(10,534,000)	-	(428,093,000)	-
Other	2,626,000	(3,000)	2,968,000	200,000
Total other (income) expense	(7,162,000)	213,000	(423,300,000)	724,000
Income (loss) before income taxes	5,838,000	(733,000)	419,099,000	(2,846,000)
Income tax (benefit) expense	-	(337,000)	-	(1,229,000)

Consolidated net income (loss)	5,838,000	(396,000)	419,099,000	(1,617,000)
Net income (loss) attributable to non-controlling interest in joint venture	(2,000)	(6,000)	(5,000)	-

Net income (loss) attributable to Cybergy	$5,840,000	$(390,000)	$419,104,000	$(1,617,000)

Basic earnings (loss) per share of common stock	$0.23	$-	$19.01	$-

Weighted average number of basic common shares outstanding	25,016,996	-	22,048,312	-

Diluted earnings (loss) per share of common stock	$(0.01)	$-	$(0.01)	$-

Weighted average number of diluted common shares outstanding	659,504,264	-	646,614,189	-

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

Cybergy Holdings, Inc.
Unaudited Consolidated Condensed Statement Of Changes In Stockholders' Equity (Deficit)
Nine months ended October 2, 2015

	Preferred stock		Common stock		Non- controlling interest in joint venture	Additional paid in capital	Accumulated deficit
	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Total

Balances at December 31, 2014	$5,000	52,379,436	$21,000	20,520,229	$(18,000)	$-	$(445,242,000)	$(445,234,000)
Share adjustment - rounding	-	-	-	29	-	-	-	-
Cancellation of non-vested common stock for services	-	-	-	(50,000)	-	-	-	-
Services in exchange for shares issued in 2014	-	-	-	-	-	50,000	-	50,000
Bifurcation of Bridge note and warrants	-	-	-	-	-	213,000	-	213,000
Exercise of warrants on a net exercise basis	-	-	-	280,345	-	-	-	-
Sale of preferred stock, net of issuance cost of $47,000	-	1,215,000	-	-	-	1,168,000	-	1,168,000
Conversion of Promissory Note due Director	-	140,000	-	-	-	140,000	-	140,000
Shares issued related to the convertible debenture	-		$1,000	13,066,945	-	1,423,000	-	1,424,000
Share-based compensation	-	-	-	-	-	140,000	-	140,000
Non-controlling interest in joint venture	-	-	-	-	(5,000)	-	-	(5,000)
Net income	-	-	-	-	-	-	419,104,000	419,104,000
Balances at October 2, 2015	$5,000	53,734,436	$22,000	33,817,548	$(23,000)	$3,134,000	$(26,138,000)	$(23,000,000)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Cybergy Holdings, Inc.
Unaudited Consolidated Condensed Statements of Cash Flows for the nine months ended October 2, 2015 and September 30, 2014

	Nine months ended
	October 2, 2015	September 30, 2014
Cash flows from operating activities:
Net income (loss)	$419,104,000	$(1,617,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	146,000	191,000
Amortization of intangibles	569,000	571,000
Amortization of debt issuance costs	42,000	75,000
Amortization of debt discount	1,231,000	44,000
Financing costs	2,654,000	-
Change in fair value of derivative liabilities	(428,093,000)	30,000
Share-based compensation	140,000	17,000
Share-based services	50,000	83,000
Deferred rent	28,000	7,000
Deferred taxes	-	(1,229,000)
Earn out adjustment	252,000	200,000
Interest in JV	(5,000)	-
Changes in assets and liabilities, net of effect of acquisition:
Contract receivables	906,000	431,000
Prepaid and other current assets	31,000	(3,000)
Accounts payable	987,000	(1,287,000)
Accrued liabilities	385,000	286,000
Related party payables	(1,792,000)	3,462,000
Net cash (used in) provided by operating activities	(3,365,000)	1,261,000
Cash flows from investing activities:
Sales (purchases) of property and equipment	20,000	(20,000)
Cash received in the acquisition of New West	-	897,000
Acquisition of New West	-	(403,000)
Net cash (used in) provided by investing activities	20,000	474,000
Cash flows from financing activities:
Proceeds from long term debt	1,267,000	1,750,000
Payments on long term debt	(560,000)	(306,000)
Payments on other accrued liabilities	(30,000)	(117,000)
Line of credit, net	122,000	359,000
Debt issuance costs	(25,000)	(264,000)
Proceeds from the sale of preferred stock	1,215,000	-
Stock issuance costs	(47,000)	-
Net cash (used in) provided by financing activities	1,942,000	1,422,000
Net increase (decrease) in cash and cash equivalents	(1,403,000)	3,157,000
Cash and cash equivalents - beginning of period	1,415,000	-
Cash and cash equivalents - end of period	$12,000	$3,157,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$128,000	$86,000
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash activity:
Bifurcation of Bridge notes and warrants	$213,000	$-
Conversion of Promissory note to preferred stock	$140,000	$-
Issuance of debt in the acquisition of New West	$-	$5,530,000
Issuance of common stock in the acquisition of New West	$-	$703,000
Conversion of Promissory notes to common stock	$-	$357,000
Issuance of additional shares - EPA notes	$-	$77,000
Supplemental cash flow information regarding the Company's acquisition of New West in 2014 is as follows:
Fair value of assets acquired		$10,754,000
Less liabilities assumed		(4,081,000)
Less cash acquired		(897,000)
Plus shares issued		703,000
Business acquisition, net of cash acquired		$6,479,000

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CYBERGY HOLDINGS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements

NOTE A – SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Reverse merger transaction

On October 3, 2014, Cybergy Holdings, Inc. ("Cybergy", "the Company"), formerly Mount Knowledge Holdings, Inc. ("MKHD"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with MK Merger Acquisition Sub, Inc., a wholly-owned subsidiary of MKHD ("Merger Sub"), Access Alternative Group S.A., and Cybergy Partners, Inc. ("Partners"), providing for the merger of Merger Sub with and into Partners (the "Merger"), with Partners surviving the Merger as a wholly-owned subsidiary of MKHD. Pursuant to the Merger Agreement, the shareholders of Partners and MKHD initially exchanged shares in the respective companies for 88% and 12% ownership, respectively, of the surviving company.

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

Principles of Consolidation, Basis of Presentation, and Fiscal Periods

The accompanying unaudited consolidated condensed financial statements of Cybergy Holdings, Inc. ("Cybergy", "Company", "we", "us" or "our") have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The consolidated condensed balance sheet as of December 31, 2014 presented herein has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The information reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein.

The accompanying consolidated condensed financial statements include the accounts of Cybergy, its wholly-owned subsidiaries; Partners, New West, Primetrix, Labs, and its 51% owned New West Energetics Joint Venture, LLC ("JV"). All intercompany accounts and transactions have been eliminated in consolidation.

In 2015, the Company changed from a calendar period end date to a "4/4/5 weekly" quarterly close cycle. The Company's fiscal periods ended on October 2, 2015 and September 30, 2014.

The results for the three and nine months ended October 2, 2015 are not necessarily indicative of the results to be expected for the full year or any other period.

Going Concern

In 2015 year to date, the Company has had negative cash flow from operations due to declining gross margin, increased personnel costs, as well as increased costs related to the acquisition and merger. The decline in gross margin was due primarily to the delay in the first half of the year on the transition from our JV contract to the follow-on MOTS contract with the Department of Energy. Although the MOTS contract began ramping up in the third quarter resulting in noticeable improvement in Gross Margin percent, and management implemented cost cutting measures in August that will be fully observed in the Company's fourth quarter,  we expect to incur additional operating losses for the year ending December 31, 2015.

These circumstances raise substantial doubt about our ability to continue as a going concern.

CYBERGY HOLDINGS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

The Company does not currently believe that its existing cash resources are sufficient to meet its anticipated needs for the year ending December 31, 2015. We need to obtain significant additional capital resources in order to develop products, fund operations and make scheduled debt payments.

The accompanying unaudited consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a history of recurring losses and had negative working capital at October 2, 2015.

There can be no assurance that the Company will be successful in reducing its negative operating cash flows, and that such cash flows will be sufficient to sustain the Company's operations through 2015. Nor can there be any assurance that the Company can raise additional capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements were prepared assuming that the Company is a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans in regard to these matters are focused on reducing expenses, managing its cash flow, the proper timing of its capital expenditures, and raising additional capital or financing in the future.

In April and May 2015, the Company raised net proceeds of $1,935,000 from the sale of Series C preferred stock and short term bridge loans as more fully discussed in the following notes. $500,000 was used to repay a portion of the EPA note.

In August 2015, the Company raised net proceeds of $500,000 through the sale of 1,139,200 shares of the Company's Common Stock and a Debenture as discussed in the following notes. The funds were used for working capital.

Management believes the Company will need additional capital in 2015 of approximately $1.0 to $1.5 million to further fund operations and market expansion of the SmartFile software. The Company intends to cover its future operating expenses through additional financing from existing and prospective investors, revenue from existing and new contracts, revenue from potential grants and collaborative marketing agreements, as well as revenue from the commercialization of products and services. However, we may not be successful in obtaining funding from new or existing collaborative agreements or the commercialization of our products and services. Further, actual revenue may be less than forecasted.

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

Significant estimates affecting the financial statements include accruals for contract reserves, stock based compensation, recoverability of goodwill and intangible assets and earnout obligations related to the acquisition of New West, warrant, conversion, and put valuations and income taxes. The valuation of the warrant, conversion, and put derivative liabilities using a Lattice model is based upon interest rates, stock prices, maturity estimates, volatility and other factors. The Company believes these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions. It is at least reasonably possible that the estimates used will change in the near term.

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

Contracts with the federal government, either as a prime or subcontractor, accounted for approximately 95% and 93% of revenues for the nine months ended October 2, 2015 and September 30, 2014, respectively and 80% and 95% of revenues for the three months ended October 2, 2015 and September 30, 2014, respectively. One customer accounted for 20% and 88% of total revenues for the nine months ended October 2, 2015 and September 30, 2014 and 0% and 93% of revenues for the three months ended October 2, 2015 and September 30, 2014, respectively.

At October 2, 2015 and December 31, 2014, the same customer accounted for 0% and 74% of total contract receivables, respectively.

Financial Instruments

The Company uses fair value measurements in areas that include, but are not limited to: the allocation of purchase price consideration to tangible and identifiable intangible assets and valuation of derivative liabilities. The carrying values of cash and cash equivalents, contract receivables, accounts payable, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. Given the current financial position of the Company, it is impracticable to estimate the fair value of the Company's short and long term debt. Since the put option is embedded in an outstanding share, management chose the "fair value option" in which the entire instrument (the common stock and the put feature) is recorded at fair value.

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

Contract Receivables

Contract receivables are stated net of an allowance for doubtful accounts of $30,000 and $-0- at October 2, 2015 and December 31, 2014, respectively. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by evaluating customers' creditworthiness and actively pursuing past due accounts. Management of the Company reviews the collectability of customer receivables on an individual basis based on its historical collection experience with customers. Many of the Company's customers are governmental agencies and are, therefore, subject to the terms and conditions of the Prompt Payment Act, which, with certain exceptions, requires the U.S. government to pay the Company within 30 days from the date of submission of a properly prepared invoice.

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

Included in Contract receivables are retainage amounts of $72,000 and $73,000 at October 2, 2015 and December 31, 2014, respectively.

Property and Equipment

Property and equipment are stated net of accumulated depreciation and amortization of $366,000 and $249,000 at October 2, 2015 and December 31, 2014, respectively.

Goodwill

We review goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

Intangibles

Intangibles are stated net of accumulated amortization of $1,359,000 and $790,000 at October 2, 2015 and December 31, 2014, respectively.

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

The Company has determined that certain of the features (specifically, the embedded conversion feature, the mandatory conversion feature, the antidilution provisions, and default interest) embedded in its Convertible debentures were not considered "clearly and closely related" to the economic characteristics of the Convertible debenture, nor did they meet the definition of being indexed to the Company's own stock. The Company applies the applicable accounting provisions for the accounting and the valuation of these features and associated warrants. The liability is adjusted quarterly to the estimated fair value based upon then current market conditions. The Company records the change in the estimated fair value of the derivative liability in other income or expense.

The derivative liability was valued using primarily a Binomial Lattice ("Lattice") model. A Lattice approach is a preferred valuation methodology relative to a closed-form option pricing model (e.g., a Black-Scholes option pricing model) because (i) it embodies all of the assumptions that market participants would likely consider in negotiating the transfer of the Convertible debentures, (ii) it simulates the exercise of the Convertible debentures prior to the expiration date, and iii) it incorporates potential variability for inputs that are not static such as the occurrence of a mandatory conversion, an event of default or a dilutive issuance. The Lattice model utilizes interest rates, stock prices, contractually remaining term of the underlying financial instruments and volatility factors. We utilize historical volatility over a period generally commensurate with the remaining contractual term of the underlying financial instruments and use daily intervals for price observations. However, the Company does not have sufficient trading activity on which to base an estimate of future stock price volatility. Therefore, management determined that use of historical volatility of a comparable peer group over a term consistent with the remaining contractual terms of the Convertible debentures was the best indicator of the stock's future volatility. The Company believes these estimates and assumptions are reliable. However, these estimates and assumptions may change in the future based on actual experience as well as market conditions.

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

Share Based Compensation

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

The following is a reconciliation of net earnings used in the calculation of basic and diluted earnings per share for the three and nine months ended October 2, 2015:

	Three months ended	Nine months ended
	October 2, 2015

Net income attributable to Cybergy	$5,840,000	$419,104,000
Effect of dilutive securities:
Preferred stock	-	-
Stock options	11,000	11,000
Convertible debentures	(5,014,000)	(183,602,000)
Warrants	850,000	(13,735,000)
Put option	(6,382,000)	(230,052,000)
Diluted net (loss) attributable to Cybergy	$(4,695,000)	$(8,274,000)

CYBERGY HOLDINGS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and nine months ended October 2, 2015:

	Three months ended	Nine months ended
	October 2, 2015

Weighted-average number of common shares outstanding	25,016,996	22,048,312
Effect of dilutive securities:
Preferred stock	537,335,361	524,172,988
Stock options	11,287,924	11,490,452
Convertible debentures	80,313,600	80,313,600
Warrants	5,550,383	8,588,837
Put option	-	-
Dilutive potential common shares	659,504,264	646,614,189

The following securities were not included in the computation of diluted net earnings per share as their effect would have been antidilutive:

	Three months ended	Nine months ended
	October 2, 2015

Stock options	9,395,177	9,395,177
Warrants	507,707	507,707
	9,902,884	9,902,884

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

When appropriate, we record a valuation allowance against net deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management's judgments regarding future events and past operating results.

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

CYBERGY HOLDINGS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

NOTE B – LINE OF CREDIT

In April 2014, the Company entered into an asset based loan agreement ("Credit Facility") with a bank. The Credit Facility provides the Company a revolving line of credit with a borrowing base equal to the lesser of $1,000,000 or 85% of eligible non JV accounts receivables and the lessor of 25% or $250,000 on New West's receivable from the JV. The accounts receivable of the JV are not included in the borrowing base. Amounts borrowed on the line of credit accrue interest monthly at the greater of: (i) prime plus 3% (6.25% at October 2, 2015 and December 31, 2014) or (ii) $3,750. Additionally, the Company is charged a monthly collateral fee of $2,000.

We were fully funded as of October 2, 2015 and December 31, 2014 under the revolving line of credit. Average daily borrowings under the revolving line of credit were $150,000 and $324,000 during the nine months ended October 2, 2015 and September 30, 2014, respectively. The Credit Facility is collateralized by substantially all the assets of the Company. The Credit Facility contains standard business and financial covenants including a minimum tangible net worth requirement and a prohibition of dividend payments.

At December 31, 2014 and October 2, 2015, the Company was in technical default of the tangible net worth requirement under our revolving line of credit agreement as a result of recording the Derivative and put liabilities. The bank provided a waiver as of December 31, 2014 and October 2, 2015.

NOTE C – DEBT

At October 2, 2015 and December 31, 2014, the Company had $4,230,000 and $3,525,000 of Senior Secured Convertible Debentures outstanding, respectively. The convertible debentures are stated net as a result of recording discounts associated with the valuation of the conversion feature, Additional shares, and warrants issued of $991,000 and $1,309,000 at October 2, 2015 and December 31, 2014, respectively. We have not paid the interest due on $2,925,000 of our convertible debentures which was due in March, April, May, June, July, August and September 2015. While the Company is in technical default under the debenture agreement, to date, no holder has formally demanded an accelerated payment. The holder of the EPA note has agreed to defer the interest due pending the sale to another investor.

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

On April 28, 2015 ("issue date"), the Company issued a Promissory Note in the amount of $705,000 ("Bridge note"). The Bridge note includes an original issue discount of up to $200,000 with an effective interest rate of approximately 80% and is due October 28, 2015. If the Bridge note is paid within 90 days of the issue date, the amount due is $605,000. If the Bridge note is paid within 135 days of the issue date, the amount due is $655,000. After 135 days of the issue date, the amount due is $705,000. The Bridge note is stated net of the original issue discount of $33,000 and valuation of the warrants issued of $36,000 at October 2, 2015.

In August 2015, the Company raised net proceeds of $500,000 through the sale of 1,139,200 shares of the Company's Common Stock and a Debenture for the full amount at a rate of five percent per annum with a maturity date of April 2, 2016. The holder of the Debenture also has the right to convert to the Company's Class C shares at a conversion price of $0.4389 per share.

The Company entered into a Merchant Cash Advance unsecured loan agreement with Power Up Lending Group, Ltd. in September 2015. The face value of the loan was $150,000, carries an annualized interest rate of 113% and will be repaid in equal installments over an eight month period resulting in total payments of $195,000. The proceeds of the loan will be used for working capital.

CYBERGY HOLDINGS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

The Company and the holder of the EPA note entered into an oral arrangement whereby the EPA note would be repaid by another investor and the Holder would return the 1,267,200 shares of the Company's Series C preferred stock for the initial loan balance of $1,000,000. In April and May 2015, we repaid $500,000 of the EPA note. The remaining $500,000 is still outstanding and the due date has been extended to the earlier of December 31, 2015 or an equity capital raise of $2,500,000 or greater.

As a result of the Member litigation, we have made no payments on the First notes due to the Member in 2015. On May 8, 2015, the Company and the Member agreed to a settlement on the litigation initiated in September 2014. Under the terms of the agreement, the Company has agreed to establish an ESOP for its employees before December 1, 2015. The ESOP will purchase from the Member that amount of Cybergy stock equal to a current market value of $2,565,000 (the "settlement"). The remainder of the Cybergy stock owned by the Member will be canceled. All other amounts owed by the Company to the Member will be discharged and the Put option will be cancelled. The Member also assumes all obligations under the Management Performance Units Plan. The Company currently has short term debt and accrued interest of approximately $6,407,000 due to the Member. Upon settlement, these amounts and any additional accrued interest will be removed from the Company's books and replaced with the debt of the ESOP of $2,565,000. The Company has determined that an ESOP is not financially feasible. At this time the Company has not determined an alternate method to repay the Member. Additionally, the Company currently has a derivative liability accrued of $8,627,000 related to the Put option held by the Member. Any remaining derivative liability will also be eliminated upon the settlement.

Without admitting liability or fault by either party, the Company or executed a legal dispute settlement of claims on October 25, 2011. In that settlement the Company agreed to pay the sum of $1,000,000 in equal installments over five years beginning on October 31, 2011. The Company made its monthly payment obligations from October 31, 2011 until February, 2015. At that time the Company entered into a forbearance agreement in which the other party forbears the Company's monthly payment obligations in full until September 2015 and by half until May 2016. All principal amounts deferred during the forbearance period will accrue interest at 1% per month. The Company has yet to begin payments for the partial forbearance period. As of this filing the Company is technically in default but has not received a demand letter from the other party.

Pursuant to a registration rights agreement with the purchasers of our Senior Secured Convertible Debentures, Cybergy was required to file a shelf registration statement for the resale of the common stock issuable upon conversion of the convertible debentures and the Additional Shares issued to the convertible note purchasers by December 3, 2014. As the Company did not file by that date, there is a monthly fee, equal to 1.0% of the aggregate purchase price of the convertible debentures (not to exceed 20%). The Company filed a Form S-1 on May 14, 2015. After receiving questions from the SEC, an updated Form S-1/A was filed on September 24, 2015. As a result of the timing of the filing, the holders are due a 6% fee. Included in Other accrued liabilities as of October 2, 2015 and December 31, 2014, is $212,000 and $71,000, respectively related to this liability.

NOTE D – DERIVATIVE LIABILITIES

The Company applies the applicable accounting provisions for the accounting of the valuation of the embedded derivatives in our convertible debentures, warrants and put option. Accordingly, we recorded a derivative liability equal to the estimated fair value of the various features in 2014 and 2015 with a corresponding discount to the underlying financial instruments issued. The liability is adjusted quarterly to the estimated fair value based upon then current market conditions. The Company records the change in the estimated fair value of the liability as an adjustment to other income or expense. We utilize historical volatility over a period generally commensurate with the remaining contractual term of the underlying financial instruments and uses daily intervals for price observations.

Derivative liabilities consisted of the following at:

	October 2, 2015	December 31, 2014
Related to senior secured convertible notes, short term	$4,925,000	$53,834,000
Related to warrants, short term	-	-
Total short-term	4,925,000	53,834,000
Related to put option	8,627,000	238,679,000
Related to senior secured convertible notes, long term	-	135,872,000
Related to warrants	2,814,000	15,633,000
Total long-term	11,441,000	390,184,000
Total derivative liability	$16,366,000	$444,018,000

CYBERGY HOLDINGS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

The following assumptions were utilized:

	October 2, 2015	December 31, 2014
Average expected volatility - debt	37.00% to 38.00%	30.19 % to 34.76%
Average expected volatility - warrants	38.00% to 41.00%	37.92% to 38.05%

Remaining expected term of the underlying securities - notes	0.25 to 0.56 years	6 to 15.8 months
Remaining expected term of the underlying securities - warrants	4.0 to 4.9 years	4.8 years
Remaining expected term of the put option	2.25 years	3.0 years

Average risk free rate - debt	0.00% to 0.11%	0.12% to 0.38%
Average risk free rate - warrants	1.14% to 1.35%	1.63%
Average risk free rate - put option	0.89%	2.47%

Expected dividend rate	-0-%	-0-%
Closing price per share of common stock	$0.106	$2.40
Exercise price of warrants per share of common stock	$ 0.0222 to $0.100	$0.0218

NOTE E – INCOME TAXES

As of October 2, 2015 and December 31, 2014, the Company has established a valuation allowance of $8,680,000 and $4,616,000, respectively, against our net deferred tax assets.

As of October 2, 2015, the Company has estimated state and federal net operating loss carry forwards of approximately $22,074,000 expiring in 2033 through 2035. Under the Internal Revenue Code ("IRC") Section 382, annual use of our net operating loss carryforwards to offset taxable income may be limited based on cumulative changes in ownership. We have not completed an analysis to determine whether any such limitations have been triggered as of October 2, 2015.

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

CYBERGY HOLDINGS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

NOTE F – COMMITMENTS AND CONTINGENCIES

Without admitting liability or fault by either party, the Company executed a legal dispute settlement of claims on October 25, 2011. In that settlement the Company agreed to pay the sum of $1,000,000 in equal installments over five years beginning on October 31, 2011. The Company made its monthly payment obligations from October 31, 2011 until February, 2015. At that time the Company entered into a forbearance agreement in which the other party forbears the Company's monthly payment obligations in full until September 2015 and by half until May 2016. All principal amounts deferred during the forbearance period will accrue interest at 1% per month. The Company has yet to begin payments for the partial forbearance period. As of this filing the Company is technically in default but has not received a demand letter from the other party.

In August 2015, the Company raised net proceeds of $500,000 through the sale of 1,139,200 shares of the Company's Common Stock and a Debenture for the full amount at a rate of five percent per annum with a maturity date of April 2, 2016. The holder of the Debenture also has the right to convert to the Company's Class C shares at a conversion price of $0.4389 per share. The purchaser also received a warrant for 22,784,000 shares of the Company's Common Stock at an exercise price of $0.10 per share. There are ten milestones specified in the stock purchase agreement that the Company needs to achieve under certain timeframes. For every milestone that is not achieved in the specified timeframe, additional shares of common stock are to be issued to the buyer. For eight of the milestones the number of additional shares are 2,934,579 and 5,869,158 for the remaining two. Further, the warrant price shall be adjusted to the quotient equal to the (i) original principal amount of the debenture, divided by (ii) (a) the shares of common stock issuable pursuant to the terms of the debenture plus (b) the shares of common stock issued for milestones not achieved by the Company. The Company has recorded the related expense of $2,582,000 in other expense which is comprised of $1,291,000 of issuable stock classified as additional paid in capital and $1,291,000 of contingently issuable stock classified as a liability in accrued expenses as of October 2, 2015.

In October 2014, a former employee filed a claim with the American Arbitration Association, alleging wrongful termination and a dispute regarding his individually-negotiated employment agreement, which was terminated by the Company on May 13, 2014. The parties previously tried to reach a settlement during mediation in July 2014. The Company denies any and all liability in this claim. In January 2015, The Company filed an Answer and Counterclaim under his Employment Agreement, Nondisclosure Agreement, and the Employee Handbook alleging counterclaims related to self-dealing, falsification of time records, false expense reimbursements, and disclosing proprietary and other private information to improper parties. On October, 20, 2015 the former employee filed suit in Arapahoe County, Colorado, District Court. The arbitration matter was then suspended. The Company believes that its defense of the original claim will demonstrate the Company acted within its rights to terminate, and that the Company's counterclaims are expected to result in a favorable judgement.

In August 2015, the Company and several of its stockholders and directors were notified of a claim by an investor and his company alleging breach of contract, fraudulent and negligent misrepresentation, conversion and related claims concerning an agreement to purchase certain shares of the Company's Series C preferred stock. The plaintiffs are seeking damages in excess of $75,000, treble damages, and other relief.  At this time, the Company believes that the lawsuit does not have merit, and it will vigorously defend the matter.

Except as discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 and noted above, the Company is not currently a party to any material litigation. Except as discussed in Note C and Note J, there has been no change in the status of the litigation as discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE G – STOCKHOLDERS' EQUITY

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

In conjunction with the issuance of the Promissory Note in April 2015, the note holder received warrants to purchase 363,636 shares of common stock, exercisable for a period of 5 years from issue date, at an exercise price of $0.41 per share and allow for cashless exercise. On May 1st, the holder exercised the warrant in a cashless manner for 280,345 shares of restricted common stock. Additionally, the financial advisor received warrants to purchase 5,952 shares of common stock, exercisable for a period of 5 years from issue date, at an exercise price of $1.85 (110% of the closing share price) per share and allow for cashless exercise. The equity value of the warrants was initially valued at $213,000.

CYBERGY HOLDINGS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

In connection with the settlement discussed in Note C, the Member will cancel a portion of the 15,451,258 shares of our Series C preferred stock owned. The preferred stock is convertible into 154,512,580 shares of common stock which represents just less than 24% of our fully diluted common shares. For example, using the closing price of October 31, 2015 to approximate market value, we would cancel approximately 128,863,000 shares of common equivalents or approximately 20% of our current fully diluted common shares.

In August 2015, the Company raised net proceeds of $500,000 through the sale of 1,139,200 shares of the Company's Common Stock and a Debenture for the full amount at a rate of five percent per annum with a maturity date of April 2, 2016. The holder of the Debenture also has the right to convert to the Company's Class C shares at a conversion price of $0.4389 per share. The purchaser also received a warrant for 22,784,000 shares of the Company's Common Stock at an exercise price of $0.10 per share. There are ten milestones specified in the stock purchase agreement that the company needs to achieve under certain timeframes. For every milestone that is not achieved in the specified timeframe, additional shares of common stock are to be issued to the buyer. For eight of the milestones the number of additional shares are 2,934,579 and 5,869,158 for the remaining two. Further, the warrant price shall be adjusted to the quotient equal to the (i) original principal amount of the debenture, divided by (ii) (a) the shares of common stock issuable pursuant to the terms of the debenture plus (b) the shares of common stock issued for milestones not achieved by the Company.

Share Based Compensation Plan

Share Based compensation expense included in the consolidated condensed statements of operations was $140,000 and $13,000 for the nine months ended October 2, 2015 and September 30, 2014, respectively, and $78,000 and $7,000 for the three months ended October 2, 2015 and September 30, 2014, respectively is included in selling, general and administrative expenses. A summary of option activity at October 2, 2015, and changes during the nine months then ended is presented below.

	Range of Exercise Price		Stock Options	Wgt. Avg. Exercise Price	Wgt. Avg. Remaining Contractual Life (years)	Wgt. Avg. Grant Date Fair Value	Aggregate Intrinsic Value
As of December 31, 2014
Outstanding		$0.00008	17,779,862	$0.00008	9.25	$0.0045	$42,670,000
Vested and exercisable		$0.00008	4,151,867	$0.00008	9.24	$0.0045	$9,964,000
Nonvested		$0.00008	13,627,995	$0.00008	9.25	$0.0045	$32,706,000

Period Activity
Issued			9,395,177	$0.2492		$0.1196
Exercised			-	-		-
Vested			3,975,594	$0.0483		$0.0279
Forfeited			6,256,102	$0.0001		$0.0045
Expired			-	-		-

As of October 2, 2015
Outstanding	$0.00008	$2.40	20,918,937	$0.1120	7.79	$0.0561	$1,267,000
Vested and exercisable		$0.00008	8,127,461	$0.0236	5.22	$0.0159	$829,000
Nonvested	$0.00008	$2.40	12,791,476	$0.1681	9.42	$0.0817	$437,000

CYBERGY HOLDINGS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

Assumptions:	2015
Expected Volatility	40.00% to 50.14
Weighted-Average Volatility	41.90%
Expected Dividends	-0-%
Expected Term (years)	6.5
Risk-Free Rate	1.63% to1.96%
Total intrinsic value of options exercised	$-
Total fair value of shares vested	$1,175,000
Unrecognized compensation cost related to nonvested awards	$932,000
Weighted-average period over which nonvested awards are expected to be recognized	2.7 years

NOTE H – EMPLOYEE BENEFIT PLAN

The Company has adopted a 401(k) plan (the Plan) for the benefit of all eligible employees of the Company, as defined in the Plan Agreement. Qualified nonelective contributions or discretionary contributions may be made at the Company's discretion. The Company expensed $135,000 and $189,000 for the nine months ended October 2, 2015 and September 30, 2014, respectively, and $42,000 and $39,000 for the three months ended October 2, 2015 and September 30, 2014, respectively, related to matching contributions to the Plan.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of October 2, 2015 and December 31, 2014 and the level they fall within the fair value hierarchy:

			Amounts
Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	October 2, 2015	December 31, 2014
Derivative liability - note, redeemable common stock, and warrant bifurcation	Derivative liability – current and long-term	Level 3	$7,739,000	$205,339,000
Put option derivative liability	Derivative liability – long-term	Level 3	$8,627,000	$238,679,000

CYBERGY HOLDINGS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

NOTE J – RELATED PARTY TRANSACTIONS

On November 6, 2015 the Company entered into an agreement with Vukota Capital Management Inc. to sell $77,000 of common stock at a price of $0.0219 per share. In addition, Vukota Capital Management Inc. received an equal amount of warrant coverage at a price of $0.10 per share. The Company also entered into a one year consulting agreement with Tom Vukota, President of Vukota Capital Management. Mr. Vukota, who is also a member of the Company's board and is chairman of its audit committee, will be paid for his services in common shares of the Company's stock a total of $92,000 at a price of $0.0219 per share.

NOTE K – SUBSEQUENT EVENTS

On October 15, 2015 the Company entered into a factoring agreement with Bay View Funding (BVF). This financing agreement has a capacity of $1,000,000 and allows the Company to access 85% of its current receivables with no concentration limit on any single customer. Terms of the factoring line are 1.0 percent of the amount borrowed for the first 30 days, and 0.5 percent for each subsequent ten day period after the first thirty days. Additionally a finance fee of prime rate plus 2.5 percent will be charged against the average monthly funds advanced. At closing, BVF paid off the Company's former credit facility with Enterprise Growth Capital, Inc.

On October 20, 2015 the Company was notified that per the terms of the Confidential Settlement Agreement between the Cybergy Parties and the Williamson Parties, the Company failed to make the Settlement Purchase payment of $2,565,000 on or before September 30, 2015 and that consequently Cybergy is required to deposit $50,000 in escrow to be held by Offit Kurman, P.A as escrow agent as an advance payment of the Settlement Purchase. To date the company has not made that deposit.

On November 6, 2015 the Company entered into an agreement with Vukota Capital Management Inc. to sell $77,000 of common stock at a price of $0.0219 per share. In addition, Vukota Capital Management Inc. received an equal amount of warrant coverage at a price of $0.10 per share. The Company also entered into a one year consulting agreement with Tom Vukota, President of Vukota Capital Management. Mr. Vukota, who is also a member of the Company's board and is chairman of its audit committee, will be paid for his services in common shares of the Company's stock a total of $92,000 at a price of $0.0219 per share.

On November 9, 2015 the Company closed a transaction to purchase The Binary Group, Inc. (Binary) a Maryland Corporation, for $4,322,000 less a Working Capital Adjustment of $118,000 resulting in a net price of $4,204,000. $3,000,000, less the working capital adjustment, will be paid for in common shares of the Company's stock at a price of $0.1017 per share. The Company retired a loan held by Binary in the amount of $1,322,000 at closing which comprised the balance of the purchase price. This transaction was funded by entering into an amended factoring agreement with Bay View Funding (BVF) whereas the Company increased its factoring line to $2,500,000 under the same terms noted earlier in this section. At closing BVF paid directly the bank at which Binary held its loan by factoring current receivables held by Binary. The $77,000 raised from Vukota Capital was also used in the closing of the Binary Transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2015.

This Quarterly Report on Form 10-Q and other materials we will file with the Securities and Exchange Commission contain, or will contain, disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, such as the discussion of economic conditions in market areas and their effect on revenue growth, the potential for and effect of past and future acquisitions, the effect of changes in our company's mix of services on gross margin, the adequacy of our allowance for doubtful accounts, the effectiveness of our management information systems, and the availability of financing and working capital to meet funding requirements, and can generally be identified by the use of words such as may, believe, will, expect, project, estimate, anticipate, plan or continue. These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These factors include, but are not limited to: economic conditions affecting the governmental consulting and solutions industry; the adverse effect of legislation and other matters affecting the industry; increased competition in the industry; our dependence on certain customers; the risk that we may not be able to retain and attract customers; the availability of and costs associated with potential sources of financing; the loss of key personnel; our inability to attract and retain new qualified personnel; difficulties associated with integrating acquired businesses and customers into our operations; collectability of accounts receivable; the carrying values of deferred income tax assets and goodwill, which may be affected by future operating results; fair value of derivative liabilities; and government regulation.

These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should also read, among other things, the risks and uncertainties described in the section of our Annual Report on Form 10-K entitled "Risk Factors."

OVERVIEW and HISTORY

Cybergy Holdings, Inc., a Nevada corporation, is a holding company for our wholly-owned subsidiary, Cybergy Partners, Inc. ("Partners"), a Delaware corporation. Partners is an operational-focused company, committed to building a premier, full spectrum, advisory services and products provider for the federal and state governments, and commercial clients. We currently deliver innovative, technology-enabled products and services in clean energy, smart grid, energy resilience, cybersecurity, and business growth services.

The Company was incorporated as Auror Capital Corp. under the laws of the State of Nevada in March 2006. In January 2010, the Company changed its name to Mount Knowledge Holdings, Inc. Pursuant to the Merger Agreement described below; the Company changed its name to Cybergy Holdings, Inc.

On October 3, 2014, MKHD finalized the Agreement and Plan of Merger (the "Merger Agreement") with MK Merger Acquisition Sub, Inc., a wholly-owned subsidiary of MKHD ("Merger Sub"), Access Alternative Group S.A., and Cybergy Partners, Inc. providing for the merger of Merger Sub with and into Partners (the "Merger"), with Partners surviving the Merger as a wholly-owned subsidiary of Cybergy. Pursuant to the Merger Agreement, the shareholders of Partners and MKHD exchanged shares in the respective companies for 88% and 12% ownership, respectively, of the surviving company.

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

Our subsidiary, Cybergy Partners, Inc. ("Partners"), through its three wholly-owned subsidiaries, New West Technologies ("New West"), Cybergy Labs, and Primetrix, as well as its 51% owned joint venture, New West-Energetics Joint Venture, LLC, provides critical infrastructure services primarily to U.S. Federal Government agencies, state governments and tier one commercial clients.

Partners (previously Civergy, Inc.) was formed in 2013 to facilitate the acquisitions of New West and Cybergy Labs ("Labs"). Partners delivers innovative, technology-enabled products and services in clean energy, smart grid, energy resilience, cybersecurity, and business growth services through its family of companies.

Effective January 1, 2014, Partners entered into an Equity Purchase Agreement (the "EPA") with the Member of New West. Under the EPA, Partners purchased all the assets, liabilities, and equity of New West for a purchase price of approximately $7.4 million, as adjusted based on certain earn-out provisions in 2014 and 2015. Additionally, Partners and Labs entered into a Share Exchange Agreement effective January 1, 2014, whereby Labs transferred all assets, liabilities and equity to Partners in exchange for 4,851,258 shares of Series C preferred stock.

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

New West-Energetics Joint Venture, LLC, formerly EnergyWorks Joint Venture, LLC (the "JV"), was organized in the state of Maryland in 2006. The JV was created by its members to bid on a specific procurement with the U.S. Department of Energy for technical, engineering, analytical, and management support services and was approved to do so by the U.S. Small Business Administration. New West owns 51% of the JV. The JV ceased operations on June 30, 2015. The Company is currently winding down the JV and expects this process to be completed by December 31, 2015.

Cybergy Labs, Formed in 2011, ("Labs") (formerly BION Enterprises, LLC) was created as a mid-tier Software-as-a-Service (SaaS) firm, focused on four primary areas: intellectual property protection, business intelligence, workflow management, and fighting fraud. Lab's flagship product, SmartFile, is a document tracking software – monitoring human interaction with their digital documents. In 2014, Labs expanded its scope to including other technologies focused on critical infrastructure solutions. Labs specializes in innovative solutions to critical infrastructure challenges, and is a technology accelerator with experience in business development and grant proposal preparation in "Tech to Market" programs for the U.S. Federal Government and the commercial sector. One example of technology developed by Cybergy Labs for the enterprise software market is SmartFile. The patent-pending SmartFile technology, with more than 37,000 beta-users, connects digital documents to the internet, including all types of Microsoft Office and Adobe PDF files. This innovation is designed to take an organization's security a level deeper into documents and files themselves and provides real-time reporting when documents are opened or viewed, printed, saved or shared with others. Further, it provides real-time reports to alerts when sensitive files have been leaked or when unauthorized users (hackers) gain access and open documents. Cybergy Labs plans to release the first commercial version of SmartFile in 2015.

During 2013, NWBSS, LLC ("NWBSS") was formed as a limited liability company in the state of Colorado and was a wholly-owned subsidiary of New West. NWBSS did not have activity during 2013. NWBSS was spun out as a wholly-owned subsidiary of Partners in September 2014 and changed its name to Primetrix. Primetrix is a business services provider designed to give organizations the edge they need when facing the demands of a dynamic and complex government contracting environment. Primetrix offers the opportunity for small and medium-sized businesses to leverage efficiencies of scale in back office support, streamlining operations, ensuring compliance with federal government regulations and guidelines, and providing the knowledge they need to make the best decisions for the health of their brands.

Primetrix provides contracting, compliance and growth services, often referred to as "shared services". Primetrix assists with our Merger and Acquisition ("M&A") integration process and provides five essential service offerings, including:

•	Bid & Proposal for government contractors;
•	Compliance related to corporate and contract operations throughout an engagement's lifecycle;
•	HR, compliance, ERISA and recruiting;
•	IT support services including security; and
•	Accounting services.

Summary of corporate structure

Cybergy Holdings, Inc. is the parent corporation. Our subsidiaries consist of:

•	Cybergy Partners, Inc., whose subsidiaries are:

•	New West Technologies, LLC

•	New West-Energetics Joint Venture, LLC (51%)

•	Primetrix, LLC

•	Cybergy Labs, LLC

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, estimates, assumptions and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note A, Summary of Significant Accounting Policies, of the Notes to Unaudited Consolidated Condensed Financial Statements included in "Item 1. Financial Statements". Please also refer to our annual report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission ("SEC") on April 13, 2015 for a more detailed discussion of our critical accounting policies.

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

RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in conjunction with the Company's historical consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The management's discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect" and the like, and/or future tense or conditional constructions such as "will," "may," "could," "should,", or similar expressions, identify certain of these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties, including those described in "Item 1A—Risk Factors" of this Quarterly Report on Form 10-Q that could cause our actual results or events to differ materially from those expressed or implied by such forward-looking statements. Except to the limited extent required by applicable law, the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

As discussed below, a significant portion of our revenues were generated through the JV in 2015 and 2014. The JV was formed in 2006 to allow New West to participate in the small disadvantaged minority owned business program regulated by the U.S. Small Business Administration that awards government contracting opportunities. In 2008, the JV was awarded a five-year contract with the Department of Energy and in + 2013, the contract work was extended for another nine months. In mid-2014, the contract was extended another nine months pending the award of a follow-on contract.

In September 2014, the follow-on contract was awarded to the Allegheny Science & Technology ("AST") Team, of which New West is a key partner. This technical support contract is the successor to the work performed through the JV and provides professional and engineering services across EERE's five offices for three years: Energy Efficiency, Renewable Power, Strategic Programs, Transportation and Business Operations. The contract has a total contract value of up to $85 million, of which New West is expected to receive approximately 25% based upon the teaming agreement with AST; however, upon the final allocation of work, this could change. The new contract was awarded in September 2014, and immediately protested with the General Accounting Office ("GAO") under allowable procedures. In December 2014, we received an additional six month extension to the existing contract through June 30, 2015. On February 23, 2015 the GAO announced that it denied the protest. The new contract is now active and transition is underway. The new contract is in place by and we have started the plan to wind down and terminate the JV. The impact on our consolidated revenues after the transition to the follow-on contract will be significant as we will no longer include the operations of the JV however gross margins from the JV were minimal and consequently the impact on Net Profit is expected to be minimal.

On March 23, 2015, New West was selected by the U.S. Department of Health and Human Services (HHS) as one of the prime contractors for a Multiple Award IDIQ contract, with a ceiling of $500 million over 10 years. This multipurpose technical, analytical, and support services contract with HHS includes services for policy and program assessments; data collection and analysis; performance measurements; and auxiliary services. Cybergy's SmartFile technology will be incorporated as a unique feature in the services provided by New West. The contract has a five year base period of performance and includes one five year extension option. The global value of the contract is $500 million and task orders under the contract will be awarded on limited competition among individual awardees of the contract.

COMPARISON OF THE NINE MONTHS ENDED OCTOBER 2, 2015 AND SEPTEMBER 30, 2014

Approximately 83% and 88% of our consolidated revenues, and 55% and 68% of Partners revenues, were due to our contract with the Department of Energy. We consolidate the revenues and related costs of the JV and provide back office accounting and reporting services for the JV. The revenue and cost of revenues information below is presented for comparison and analysis purposes and because management believes that such information is informative as to the level of our business activity and useful in managing our operations.

The following table indicates certain data derived from our Statements of Operations for the nine months ended October 2, 2015 and September 30, 2014:

	October 2, 2015			September 30, 2014
	Partners	NW- Energetics JV	Consolidated	Partners	NW- Energetics JV	Consolidated
Contract revenue	$5,615,000	$9,713,000	$15,328,000	$9,096,000	$16,391,000	$25,487,000
Cost of services	2,518,000	9,542,000	12,060,000	4,823,000	16,062,000	20,885,000
Gross Profit	3,097,000	171,000	3,268,000	4,273,000	329,000	4,602,000

Operating expenses
Selling, general and administrative	6,378,000	185,000	6,563,000	4,930,000	337,000	5,267,000
Merger and acquisition	164,000	-	164,000	695,000	-	695,000
Depreciation and amortization	742,000	-	742,000	762,000	-	762,000
Total operating expenses	7,284,000	185,000	7,469,000	6,387,000	337,000	6,724,000
Operating income (loss)	$(4,187,000)	$(14,000)	$(4,201,000)	$(2,114,000)	$(8,000)	$(2,122,000)

Gross profit %	55.2%	1.8%	21.3%	47.0%	2.0%	18.1%

Revenues and cost of services

Our revenues decreased $10,159,000, or 39.9%, due primarily to the winding down of the JV and due to a lesser degree the delayed ramp up of the new MOTS contract.

Cost of services decreased $8,825,000 or 42.3%, corresponding to the decrease in revenue.

Gross profit

Gross profit decreased $1,334,000, or 29.0%, as a result of the items noted above.

Selling, general and administrative

Selling, general and administrative ("SG&A") and merger and acquisition ("M&A") expenses increased $765,000, or 12.8%, primarily due to the merger with MKHD, including increased legal and professional fees, insurance costs and additional management and financial personnel associated with being a public company.

2014 M&A costs of $538,000 included $150,000 related to the Members severance agreement.

Depreciation and amortization decreased slightly due primarily to reduced software depreciation.

Other income and expense

Interest expense increased $1,301,000 in 2015 due to the debt discount associated with the Follow-on notes issued in connection with the merger and Bridge note issued in April 2015.

Change in fair value of derivative and put liabilities resulted in a gain of $428,093,000 due primarily to a decrease in our closing stock price from $2.40 at December 31, 2014 to $ 0.11 at October 2, 2015.

Other expenses increased by $2,768,000 in 2015 due primarily to the expense related to issuable milestone shares of $2,582,000 as a result of milestones not met specified in the stock purchase agreement from August 2015 which was fair valued at an average price of $0.11 per share.

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

In 2015, we increased the valuation allowance by $4,064,000 for certain of our deferred tax assets. The valuation allowance results from the uncertainty regarding the Company's ability to produce sufficient taxable income in future periods necessary to realize the benefits of the related deferred tax assets.

Cash Flows

Operating Activities

Cash used in operating activities of $3,365,000 decreased $4,626,000 over 2014. The decrease is attributable primarily to lower net income of $2,079,000, adjusted for non-cash adjustments and higher interest of $1,301,000. Net income declined due to lower Gross Margins of $1,334,000 and higher Operating Expenses of $745,000. Our largest operating asset is our contracts receivable. Our largest operating liabilities are our accounts payable and accrued expenses.

Investing Activities

Cash provided by operating activities was $20,000 in 2015 due to equipment sales compared to purchases of $20,000 in 2014. Net cash received in the acquisition of New West was $494,000 in 2014.

Financing Activities

Cash provided by financing activities increased $520,000 in 2015 compared to 2014. This was primarily due to the proceeds from the sale of preferred stock of $1,168,000, net; a decrease in payments on other accrued liabilities and debt issuance costs, offset by a decrease in proceeds from long term debt of $483,000, a $254,000 increase in payments on long term debt, and less funding from our line of credit. We used $500,000 of the proceeds from the sale of our preferred stock to pay down the EPA note.

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 2, 2015 AND SEPTEMBER 30, 2014

Approximately 2% and 93% of our consolidated revenues, and 0% and 55% of Partners revenues, were due to our contract with the Department of Energy. The revenue and cost of revenues information below is presented for comparison and analysis purposes and because management believes that such information is informative as to the level of our business activity and useful in managing our operations.

The following table indicates certain data derived from our Statements of Operations for the three months ended October 2, 2015 and September 30, 2014:

	October 2, 2015			September 30, 2014
	Partners	NW- Energetics JV	Consolidated	Partners	NW- Energetics JV	Consolidated
Contract revenue	$1,686,000	$30,000	$1,716,000	$2,635,000	$5,779,000	$8,414,000
Cost of services	661,000	30,000	691,000	1,049,000	5,664,000	6,713,000
Gross Profit	1,025,000	-	1,025,000	1,586,000	115,000	1,701,000

Operating expenses
Selling, general and administrative	2,068,000	8,000	2,076,000	1,687,000	126,000	1,813,000
Merger and acquisition	28,000	-	28,000	157,000	-	157,000
Depreciation and amortization	245,000	-	245,000	251,000	-	251,000
Total operating expenses	2,341,000	8,000	2,349,000	2,095,000	126,000	2,221,000
Operating income (loss)	$(1,316,000)	$(8,000)	$(1,324,000)	$(509,000)	$(11,000)	$(520,000)

Gross profit %	60.8%	0.0%	59.7%	60.2%	2.0%	20.2%

Revenues and cost of services

Our revenues decreased $6,698,000, or 79.6%, due winding down of the JV and to a lesser degree the delayed ramp up of the new MOTS contract.

Cost of services decreased $6,022,000, or 89.7%, corresponding to the decrease in revenue.

Gross profit

Gross profit decreased $676,000, or 39.7%, as a result of the items noted above.

Selling, general and administrative

Selling, general and administrative ("SG&A") and merger and acquisition ("M&A") expenses increased $134,000, or 6.8%, primarily due to increased legal and professional fees, insurance costs and additional management and financial personnel associated with being a public company.

Other income and expense

Interest expense increased $530,000 in 2015 due to the debt discount associated with the Follow-on notes issued in connection with the merger and Bridge note issued in April 2015.

Change in fair value of derivative and put liabilities resulted in a gain of $10,534,000 due primarily to a decrease in our closing stock price from $0.18 at June 30, 2015 to $0.11 at October 2, 2015.

Other expenses increased by $2,629,000. The increase was due primarily to the expense related to issuable milestone shares of $2,582,000 as a result of milestones not met specified in the stock purchase agreement from August 2015 which was fair valued at an average price of $0.11 per share.

Other income relates to $10,534,000 fair value adjustment of the derivative and put liabilities due primarily to a decrease in our closing stock price from $0.18 at June 30, 2015 to $0.11 at October 2, 2015.

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

LIQUIDITY AND CAPITAL RESOURCES

Prior to 2014, our operating cash flows and credit line were historically sufficient to fund our working capital and capital expenditure needs, however, they were strained in 2015 and 2014 due to reduced gross margin contribution, debt and related interest payments, and costs associated with being a public company. Our working capital requirements consist primarily of the financing of accounts receivable, payroll and related reimbursable expenses, and general operating costs. For the nine months ended October 2, 2015, the Company had negative cash flows from operations of $3,365,000.

In March 2015, the Company issued a Promissory Note in the amount of $140,000 to a Director of the Company. In May 2015, the holder converted the note into 140,000 shares of our Series C preferred stock.

In April 2015, the Company issued a nine month Promissory Note in the amount of $705,000 which provided net proceeds of $480,000. The note includes an original issue discount of up to $200,000 depending on the repayment date.

In April and May 2015, the Company raised net proceeds of $1,168,000 through the sale of 1,215,000 shares of our Series C preferred stock. We used $500,000 of the proceeds to repay a portion of the EPA note.

We have not paid the interest due on $2,925,000 of our convertible debentures which was due in March, April, May, June, July, August and September 2015. While the Company is in technical default under the debenture agreement, to date, no holder has formally demanded an accelerated payment. The holder of the EPA note has agreed to defer the interest due pending the sale to another investor. If the amounts outstanding are accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owed to the banks or to our convertible debt holders.

In August 2015, the Company raised net proceeds of $500,000 through the sale of 1,139,200 shares of the Company's Common Stock and a Debenture for the full amount at a rate of five percent per annum with a maturity date of April 2, 2016.

Management believes the Company will need additional capital in 2015 of approximately $1.0 to $1.5 million to further fund operations and market expansion of the SmartFile software. The Company intends to cover its future operating expenses through additional financing from existing and prospective investors, revenue from existing and new contracts, revenue from potential grants and collaborative marketing agreements, as well as revenue from the commercialization of products and services. However, we may not be successful in obtaining funding from new or existing collaborative agreements or the commercialization of our products and services. Further, actual revenue may be less than forecasted.

Additionally, we have engaged a financial advisor whom has a track record of successfully raising capital for hundreds of development stage to midcap scale companies to assist us in raising capital through the sale of stock, issuance of convertible debt or asset based loans.

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

The maximum amount of credit available to us from the revolving credit agreement was limited due to the billing process and related nature of the JV. We were fully funded under our revolving line of credit as of October 2, 2015 and December 31, 2014.

As a result of the Member litigation (See Note C in the Notes to Unaudited Consolidated Financial Statements), we stopped making payments on the First notes as of September 1, 2014, and all due dates related to the Acquisition notes are suspended pending the outcome of the case. On May 8, 2015, the Company and the Member agreed to a settlement on the litigation initiated in September 2014. Under the terms of the agreement, the Company has agreed to establish an ESOP for its employees before December 1, 2015. The ESOP will purchase from the Member that amount of Cybergy stock equal to a current market value of $2,565,000. The remainder of the Cybergy stock owned by the Member will be canceled. All other amounts owed by the Company to the Member will be discharged and the Put option will be cancelled. The Company has determined that an ESOP is not financially feasible. At this time the Company is exploring other solutions, but has not determined an alternate method to repay the Member.

Without admitting liability or fault by either party, the Company or executed a legal dispute settlement of claims on October 25, 2011. In that settlement the Company agreed to pay the sum of $1,000,000 in equal installments over five years beginning on October 31, 2011. The Company made its monthly payment obligations from October 31, 2011 until February, 2015. At that time the Company entered into a forbearance agreement in which the other party forbears the Company's monthly payment obligations in full until September 2015 and by half until May 2016. All principal amounts deferred during the forbearance period will accrue interest at 1% per month. The Company has yet to begin payments for the partial forbearance period. As of this filing the Company is technically in default but has not received a demand letter from the other party.

At December 31, 2014 and October 2, 2015, the Company was in technical default of the tangible net worth requirement under our revolving line of credit agreement as a result of recording the Derivative and put liabilities. The bank provided a waiver as of December 31, 2014 and October 2, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the "reasonable assurance" level. Under the supervision and with the participation of management, as of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as noted below, no change from the information provided in ITEM 3. LEGAL PROCEEDINGS included in our Annual Report on Form 10-K for the year ended December 31, 2014.

On May 8, 2015, the Company and the Member agreed to a settlement on the litigation initiated in September 2014. Under the terms of the agreement, the Company has agreed to establish an ESOP for its employees before December 1, 2015. The ESOP will purchase from the Member that amount of Cybergy stock equal to a current market value of $2,565,000 (the "settlement"). The remainder of the Cybergy stock owned by the Member will be canceled. All other amounts owed by the Company to the Member will be discharged and the Put option will be cancelled. The Member also assumes all obligations under the Management Performance Units Plan. The Company has determined that an ESOP is not financially feasible. At this time the Company is exploring other solutions, but has not determined an alternate method to repay the Member.

In August 2015, the Company and several of its stockholders and directors were notified of a claim by an investor and his company alleging breach of contract, fraudulent and negligent misrepresentation, conversion and related claims concerning an agreement to purchase certain shares of the Company's Series C preferred stock. The plaintiffs are seeking damages in excess of $75,000, treble damages, and other relief. At this time, the Company believes that the lawsuit does not have merit, and it will vigorously defend the matter.

ITEM 1A. RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 (our "2014 Form 10-K"), and filed with the Securities and Exchange Commission on April 13, 2015. Except as set forth below, there have been no material changes from the risk factors as previously disclosed in our 2014 Form 10-K. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. of Part I of our 2014 Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

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

In May 2015, the holder of the Promissory note issued in April 2015 exercised the warrant in a cashless manner for 280,345 shares of restricted common stock. We received no additional proceeds.

In August 2015, the Company raised net proceeds of $500,000 through the sale of 1,139,200 shares of the Company's Common Stock and a Debenture for the full amount at a rate of five percent per annum with a maturity date of April 2, 2016. The holder of the Debenture also has the right to convert to the Company's Class C shares at a conversion price of $0.4389 per share. The purchaser also received a warrant for 22,784,000 shares of the Company's Common Stock at an exercise price of $0.10 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have not paid the interest due on $2,925,000 of our convertible debentures which was due in March, April, May, June, July, August and September 2015. While the Company is in technical default under the debenture agreement, to date, no holder has formally demanded an accelerated payment. The holder of the EPA note has agreed to defer the interest due pending the sale to another investor.

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

CYBERGY HOLDINGS, INC.

Dated: November 23, 2015	By:	/s/ Mark Gray
Mark Gray Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 23, 2015	By:	/s/ Bill Gregorak
Bill Gregorak Chief Financial Officer (Principal Financial and Accounting Officer)

